Form 10-Q
period 2014-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2014-11-12
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333–153035 Pursuant to Item 305(e) of Regulation S–K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

MOMENTOUS ENTERTAINMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46–4446281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

PO Box 861, Sugar Land, Texas 77487–0861
(Address of principal executive offices)

800–314–8912
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b–2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non–accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act) Yes      . No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

At November 10, 2014 the number of shares of the Registrant’s common stock outstanding was 48,595,450.

MOMENTOUS ENTERTAINMENT GROUP, INC.

INDEX

PART I

This Quarterly Report includes forward–looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward–looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward–looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward–looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward–looking statements. Readers are cautioned not to put undue reliance on any forward–looking statements.

MOMENTOUS ENTERTAINMENT GROUP, INC

Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Current Assets:
Cash	$9,172	$495
Inventory	2,768	2,873
Deferred production costs	362,954	–
Prepaid expenses and other	22,146	2,000
Total	397,040	5,368

Total	$397,040	$5,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable to President	$162,746	$162,746
Demand loans due to President	351,820	–
Accounts payable	64,346	3,795
Accrued expenses	242,742	118,175
Loans payable	127,900	25,000
Total	949,554	309,716

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock: $0.001 par value; 450,000,000 shares authorized; 48,605,450 and 48,595,450 shares issued and outstanding	48,605	48,595
Paid–in capital	90	–
Accumulated deficit	(601,209)	(352,943)
Total	(552,514)	(304,348)

Total	$397,040	$5,368

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Revenue	$–	$–

Costs and Expenses:
Project costs	–	–
Marketing, general and administrative	23,408	60,024
Total	23,408	60,024

Net (loss)	$(23,408)	$(60,024)

Net (Loss) Per Share: Basic And Diluted	$(0.00)	$(0.06)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	48,595,672	1,000,000

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Revenue	$541	$–

Costs and Expenses:
Project costs	50,047	2,500
Marketing, general and administrative	198,760	61,149
Total	248,807	63,649

Net (loss)	$(248,266)	$(63,649)

Net (Loss) Per Share: Basic And Diluted	$(0.01)	$(0.06)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	48,595,524	1,000,000

See accompanying notes to the financial statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(248,266)	$(60,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred production costs	(362,954)	–
Change in inventory	105	–
Change in prepaid and other	(20,146)	–
Change in accrued expenses	124,567	60,024
Change in accounts payable	60,551	–
Cash Flows Provided (Used) by Operating Activities	(446,143)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	100	–
Receipt of demand loans from President	351,820	–
Other loans payable	102,900	–
	454,820	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

NET CHANGE IN CASH	8,677	–

Cash, beginning of period	495	–
Cash, end of period	$9,172	$–

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Registration Statement on Form S–1.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits at September 30, 2014.

While the Company is undertaking its business plan to generate additional revenues, the Company’s cash position may not be sufficient to support the Company’s basic business plan and product development efforts. Management believes that the actions presently underway to increase the number of contracts undertaken have a realistic chance of succeeding. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DEMAND LOANS FROM PRESIDENT AND OTHER AFFILIATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014 the Company’s President made demand loans aggregating $351,820 from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

During the nine months ended September 30, 2013, the Company incurred consulting fees aggregating $60,000 from two individuals who subsequently became members of the Board of Directors.

NOTE 4 – REVENUE RECOGNITION

The Company follows paragraph 605–10–S99–1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

NOTE 5 – DEFERRED PRODUCTION COSTS

The Company has expensed the initial royalty paid for its licensing agreement with PILOXING® as well as all costs relating to the program associated with the licensing agreement. Costs relating to independent contractors and advisors for designing and producing infomercials to be used in the PILOXING® program have been deferred. Total cost accumulated as of balance sheet date is $352,763 which will be amortized over three to six months after the commercials begin to be aired.

The Company also incurred costs of $10,191 to develop a new musical song for the Company’s next musical CD. These costs have been deferred and will be amortized when the CDs are available for sale.

NOTE 6 – SHAREHOLDERS’ EQUITY AND CONVERTIBLE DEBT

In September 2014, the Company sold 10,000 shares of its common stock for $100.

In October 2014 the Company issued 515,000 shares of its common stock that were registered in its Registration Statement on Form S1 in satisfaction of accrued expenses of $5,100.

The Company is obligated under three convertible notes payable with an aggregate principal balance of $119,900 at September 30, 2014, all of which mature in one year. One of these notes with a principal balance of $100,000 is convertible at the holder’s option at the rate of $2 per share. The other two notes having an aggregate principal balance of $19,900 are convertible at the holders’ option at the rate of $.50 per share.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2014 through November 12, 2014, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose other than as described in Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward–Looking Statements

Certain matters discussed in this interim report on Form 10–Q are forward–looking statements. Such forward–looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward–looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward–looking statements. Such forward–looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10–Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward–looking statements and are cautioned not to place undue reliance on such forward–looking statements. The forward–looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward–looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2014. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes–Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say–on–pay” and “say–on–frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of

•

the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

•

the date that we become a “large accelerated filer” as defined in Rule 12b–2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non–affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

•

the date on which we have issued more than $1 billion in non–convertible debt during the preceding three–year period.

Operating Plan

Our operating plan for the next 12 months is:

Months 1–3

Our principal efforts will be preparing the initial release of PILOXING®, including:

•

Developing the marketing and media campaign with Dixie Worldwide Productions, Inc. (“DWP”)

•

Producing the TV infomercial and commercials with DWP

•

Selecting the test market with a media company affiliated with one of our directors

•

Selecting two call centers

•

Performing the market test including call center response time and service quality

•

Analyzing the market test results

•

Performing campaign adjustments

•

Make infomercial adjustments with DWP

•

Preparing the Christmas release of The Greatest Story Ever Sung

•

Preparing the internet and social media marketing program for The Greatest Story Ever Sung

•

Analyzing the market results including internet sales for The Greatest Story Ever Sung

Months 4–6

•

Preparing the national release of PILOXING®

•

Developing the media plan for buying television and internet space with a media company affiliated with one of our directors

•

Rolling out the national media plan and buy media time on national television cable, local broadcast television, and Internet/Web

•

Analyzing the media data results including call center feedback

•

Performing any campaign adjustments that appear needed

•

Continuing advertising PILOXING®

•

Undertaking initial work on new direct market response projects, if any

Production costs consist of planning, writing, filming and editing the infomercials that will be used in the PILOXING® program. Much of these costs will be incurred with contractors who will work under MEG’s direction.

We have no way of knowing how much, if any of the required costs can be deferred. The required amounts will be funded by proceeds from the offering or other financing that is negotiated if an opportunity presents itself. All shortfalls from those sources will be covered by our president in the form of demand loans until the PILOXING® program is completed. Thereafter, his personal situation will not enable him to provide any assurances about further financial assistance or loans.

The plan is to run media tests starting in October or November. These tests will involve showing commercials in limited test markets and to test groups to determine reactions. Modifications will be made based on these tests so that a full program of commercials can start in early January 2015.

Months 7–9

•

Continuing to analyze the media data results including call center feedback for PILOXING®

•

Performing any campaign adjustments deemed necessary

•

Continuing to advertise PILOXING®

•

Continuing to advertise The Greatest Story Ever Told

•

Developing new direct market response projects, if any

Months 10–12

•

Continuing the steps from Months 7–9

We believe that we will be able to complete most items during months 1 through 6 regardless of the number of shares that are sold from the Offering of the shares registered in the Registration Statement on Form S1. Thereafter, we will need to raise funds or have the PILOXING® project generating cash flow to enable us to move forward as planned. We cannot provide any assurances that we will be successful in doing so.

Past Operations

We were generally inactive from inception until the last half of 2012 when we developed our current business plan. Our chief executive officer and chief operating officer both have extensive experience and contacts in the entertainment and sales markets covered by this business plan.

A summary of operations for the nine months ended September 30, 2014 and 2013 follows:

	2014	2013

Revenue	$541	$–

Costs and Expenses:
Project costs	50,047	2,500
Marketing, general and administrative	198,760	61,149
Total	248,807	63,649

Net (loss)	$(248,266)	$(63,649)

All of the Company’s activities during 2014 were directed at preparing to be a public company, negotiating a license agreement with a company for the right to do infomercials and commencing the process of producing the infomercials.

The project costs in 2014 relate to initial payments made for the PILOXING® and initial work relating to the contract. Marketing, general and administrative costs consist principally of marketing costs and professional and consulting fees.

The expenses incurred in 2013 were principally consulting fees from two individuals who subsequently became members of the Board of Directors.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people, including potential customers and business associates, have of a public company make it more likely that they will be more likely to engage a public company for services or accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Through September 30, 2014, our president provided us with demand loans of $351,820 from his personal resources which were needed to execute a license agreement to become the direct marketer for PILOXING® and certain working capital needs. Going forward the Company believes that we will need approximately $500,000 for production and testing costs for the infomercials to be used in the PILOXING® program. Our president has verbally committed to continue lending us the money needed in the form of demand loans to meet these obligations for the PILOXING® project. Thereafter, his personal situation will not enable him to provide any assurances about further financial assistance or loans. We will have to obtain financing on an ongoing basis as we get involved in film and other entertainment projects. We also believe that the project covered by the license signed in May 2014, PILOXING® may start generating cash flow in early 2015. However, we cannot give any assurances as to the likelihood or timing of being able to do so. Our management believes that being a public company will increase the likelihood of success in obtaining financing both by increasing our credibility and visibility to potential investors. In addition, if a market is developed for our common stock, some vendors and others may accept shares of our stock in lieu of cash. If no funds are received from any source, we are likely to run out of funds in early 2015.

We will pay all costs relating to our offering.

The Company is obligated under three convertible notes payable obtained in 2014 with an aggregate principal balance of $119,900 at September 30, 2014, all of which mature in one year. One of these notes with a principal balance of $100,000 is convertible at the holder’s option at the rate of $2 per share. The other two notes having an aggregate principal balance of $19,900 are convertible at the holders’ option at the rate of $.50 per share.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may attempt to use shares of our common stock to compensate employees/consultants and independent contractors wherever possible. The prices that will be used will be determined during negotiations and may or may not be at perceived market values. We also believe that if a market does develop for our shares that our chances to raise funds will increase significantly.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and other services. We are subject to the reporting requirements of the Exchange Act of '34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on verbal discussions with consultants, accountants and lawyers that these costs may range up to $50,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs. Through their past work and various participations in business organizations, our three executive officers know many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist us for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included in the Registration Statement on Form S1, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We expect that business volume will typically be highest during the period May through October.

Off–Balance Sheet Arrangements

We have no off–balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S–K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S–K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms..

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2014 was effective.

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1. We have a limited operating history as an entertainment company in which to evaluate our business.

We plan on being an entertainment, direct response marketing, motion picture and music production company. However, we have been unable to implement much of this new business model because of financing and resource constraints and limitations. To date, we have limited revenues from music CD sales and a very limited operating history as a motion picture company upon which an evaluation of our future success or failure can be made. Current and future Company assets, including scripts and other properties that may be obtained in the future, may not be suitable for development unless additional financing is secured. No assurances of any nature can be made to investors that we will be profitable or that it will remain in business. There can be no assurances that our management will be successful in managing Momentous as an entertainment company.

2. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

3. The proceeds of the offering relating to the shares registered on Form S1 will be insufficient to permit us to fully implement our business plan. To do so, we will need to obtain additional financing which may not be available.

To fully implement our business plan, we will need to raise approximately $2,000,000, which is substantially more than will be raised in this offering. However, various projects, especially direct response marketing, can be undertaken with substantially less resources. We believe that our initial project can be developed with resources in the $450,000 range. Our President has provided the Company with $351,820 from his personal resources through September 30, 2014 to enable us to execute a significant license agreement and will continue to provide us with needed working capital funds until the infomercials from the first project begin running on the air if necessary. Thereafter, we believe that the combination of potential investors seeing our initial projects and being a public company will increase our credibility in the business community and the likelihood of us raising additional proceeds through the issuance of shares for cash or services. However, we cannot give any assurances as to the likelihood or timing of being able to do so. Failure to secure additional financing will have a very serious effect on our ability to develop operations along the lines being planned.

4. Momentous is and will continue to be completely dependent on the services of our three founders, the loss of any of one or more of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Neubauer, our President, Chief Executive Officer and Chairman, Mr. Pepe, our Secretary and Chief Operations Officer, and Mr. Williams, our Executive Vice President of Business Development. They are under no contractual obligation to remain employed by us. If one or more should choose to leave us for any reason or become ill and are unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of each of our three founders or an appropriate replacement(s).

We intend to acquire key–man life insurance on the lives of Messrs. Neubauer and Pepe naming us as the beneficiary when and if we obtain the resources to do so and if they are insurable at the time of application. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5. Because the entertainment industry is intensely competitive and we lack the name recognition and resources of many of our competitors, we may never generate any revenues or become profitable.

The entertainment industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. Some of the production and distribution companies with which we will compete to varying extents are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., Sony Pictures Entertainment, Inc., New Line Cinema, a subsidiary of Time Warner, Universal Studios, 20th Century Fox Film Corporation, a subsidiary of News Corp., Buena Vista Motion Pictures Group, a collection of affiliated motion picture studios all subsidiaries of The Walt Disney Company, Paramount Pictures Corporation, a subsidiary of Viacom, and Troma Entertainment, Inc. All of these competitors are significantly larger than we are, have a long–standing business relationship with customers, vendors and financial institutions, and have established staying power in the industry over the past 20 years.

Our management believes that in recent years there has been an increase in competition in virtually all facets of the motion picture industry. With increased alternative distribution channels for many types of entertainment, the motion picture business competes more intensely than previously with all other types of entertainment activities as well as television. While increased use of pay per view television, pay television channels, and home video products are potentially beneficial, there is no guarantee that we will be able to successfully penetrate these markets. Failure to penetrate these potential distribution channels would have a material adverse impact on our results of operations and ability to maintain operations.

6. We may be unable to obtain or license entertainment media that will be popular in the marketplace.

We will seek to obtain or license entertainment media developed by others. If we are unable to do so or if the entertainment media that we do acquire or license is not well received in the marketplace, our operations will fail.

7. Piracy of the original motion pictures that we plan to produce or distribute may reduce our revenues and potential earnings.

Based on conversations that we have had with industry participants, we believe that piracy losses in the motion picture industry have increased substantially over the past decade. In certain regions of the world, motion picture piracy has been a major issue for some time. With the proliferation of the DVD format around the globe, along with other digital recording and playback devices, losses from piracy have spread more rapidly in North America and Europe. Piracy of original motion pictures that we produce and/or distribute may adversely impact the gross receipts realized from these films, which could have a material adverse effect on our future business, results of operations or financial condition.

8. Our three officers will make all decisions concerning their compensation for the foreseeable future. These decisions may not be in the best interests of other investors.

There is no employment contract with any of our three executive officers at this time; nor are there any agreements for compensation in the future. Their compensation has not been fixed or based on any percentage calculations. They will make all decisions determining the amount and timing of compensation for the foreseeable future until, if ever, we establish a compensation committee of the board of directors. Their decisions about compensation may not be in the best interests of other shareholders.

9. We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be specifically predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

In no case will the proceeds of this offering be sufficient to assist us in any way to meet any portion of these incremental costs of being public.

10. Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a–15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may become inadequate or ineffective if our operations grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

11. Our operating results will fluctuate significantly from period to period.

Like participants in the entertainment industry, our revenues and results of operations will be significantly dependent upon the timing of releases and the commercial success of the motion pictures and other media that we distribute, none of which can be predicted with certainty. In addition, we will only be able to issue a very limited number of films or other media in any individual accounting period. The level of market acceptance for each release is likely to vary and may vary greatly. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

In accordance with generally accepted accounting principles and industry practice, we intend to amortize film costs using the individual–film–forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. To comply with this accounting principle, our management plans to regularly review, and revise when necessary, our total revenue estimates on a title–by–title basis, which may result in a change in the rate of amortization and/or a write–down of the film asset to net realizable value. Results of operations in future years should be dependent upon our amortization of film costs and may be significantly affected by periodic adjustments in amortization rates. The likelihood of the Company's reporting of losses is increased because the industry's accounting method requires the immediate recognition of the entire loss in instances where it is expected that a motion picture should not recover the Company's investment.

Similarly, should any of our films be profitable in a given period, we will recognize that profit over the entire revenue stream expected to be generated by the individual film.

12. Film production budgets may and often do increase and film production spending may exceed such budgets.

It is common for future film budgets to increase as the production process is underway for a variety of factors including, but not limited to, (1) escalation in compensation rates of people required to work on the projects, (2) number of personnel required to work on the projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the addition of facilities to accommodate the amended or unseen requirements of the project. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. This situation becomes more severe if several projects are being undertaken at the same time or planned to be done contiguously.

Our limited resources may not permit us to meet unexpected costs during productions. If such cost excesses occur and we are unable to arrange for the necessary financial needs, our operations may cease.

13. If we are alleged or accused of having infringed on the intellectual property or other rights of third parties, we could be subject to significant liability for damages and invalidation of our proprietary rights.

Our business activities are and will be highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content. In addition, defending such cases involves significant levels of legal costs. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business and may cause us to cease operations.

14. There are significant potential conflicts of interest

Our key personnel and directors have other investments and involvements in other entities and, accordingly, these individuals may have conflicts of interest in allocating time among various business activities. In the course of other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Risks Related to Our Common Stock

15. Since there is no minimum for our offering, if only a few persons purchase shares they will lose their money immediately without us being even able to develop a market for our shares.

Since there is no minimum with respect to the number of shares to be sold directly by the Company in its offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of the early and only share purchasers would be lost immediately.

16. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non–cash consideration to satisfy obligations or to acquire rights to or licenses for films or other products. In many instances, we believe that the non–cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

17. The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our three executive officers and directors own a significant majority of outstanding shares. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

18. Our chief executive officer and directors control all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Our chief executive officer and directors have a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and their compensation level, without the approval of other shareholders. The decisions may not be in the best interests of other shareholders.

19. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

20. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There is currently no established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

21. Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker–dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC–eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions – like all companies on the OTCBB. What this boils down to is that while DTC–eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC–eligible or, if they do, how long it will take.

22. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a “penny stock.” Rule 3a51–1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

23. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and

•

Wholesale dumping of the same securities by promoters and broker–dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

24. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution–State Securities–Blue Sky Laws.”

25. Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

26. The ability of our executive officers and directors to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our executive officers and directors w beneficially own in excess of 60% of our outstanding common stock. Because of their beneficial stock ownership, they will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our executive officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our executive officers and directors. This level of control may also have an adverse impact on the market value of our shares because our three executive officers may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

27. A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock (48,605,450 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non–reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non–affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

28. We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

29. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes–Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes–Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, our president and other two officers have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes–Oxley Act of 2002. The enactment of the Sarbanes–Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

30. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus). Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S–1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

31. If our stock becomes quoted on the OTCBB, we could subsequently be removed from the OTCBB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we become quoted on the OTCBB, but we fail to remain current in our reporting requirements, we would be removed from the OTCBB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker–dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

32. Our financial statements may not be comparable to those of companies that comply with new or revised accounting standards.

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. Because the JOBS Act has only recently been enacted, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

33. Our status as an “emerging growth company” under the JOBS Act OF 2012 may make it more difficult to raise capital when we need to do so.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

34. We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. Based on discussions with our professionals, these costs may reach $50,000 per year during the first two years following the effective date of our Registration Statement. These requirements include compliance with provisions of the Sarbanes–Oxley Act of 2002, or the Sarbanes–Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time–consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes–Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

35. We will not be required to comply with certain provisions of the Sarbanes–Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes–Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an “emerging growth company” as defined in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

36. Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company” , we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes–Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

(Registrant)

By:

/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

November 12, 2014