Form 10-Q/A
period 2014-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2014-11-14
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

This Amended Quarterly Report on Form 10-Q is being filed for the purpose of updating the Statement of Cash Flows for the period ended September 30, 2013, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

See accompanying notes to the financial statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(248,266)	$(63,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred production costs	(362,954)	–
Change in inventory	105	–
Change in prepaid and other	(20,146)	–
Change in accrued expenses	124,567	63,649
Change in accounts payable	60,551	–
Cash Flows Provided (Used) by Operating Activities	(446,143)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	100	–
Receipt of demand loans from President	351,820	–
Other loans payable	102,900	–
	454,820	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

NET CHANGE IN CASH	8,677	–

Cash, beginning of period	495	–
Cash, end of period	$9,172	$–

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes–Oxley Act of 2002
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

(Registrant)

By:

/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

November 14, 2014