Form 10-K
period 2014-12-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2015-03-31
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-153035

Nevada	46-4446281
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 861 Sugar Land, Texas 77487-0861
(Address of Principal Executive Offices) (Zip Code)

800-314-8912
Registrant’s Telephone Number

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

F-1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 30, 2015 is 70,515,450 common shares, $0.001 par value per share; -0- preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2014, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

MEG was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. We had very limited activities until June 2011 when we started designing a detailed business plan focused on:

•

creating, producing and distributing quality entertainment content across various media channels including feature film, television, radio, the Internet, as well as various forms of digital media for use in the home or on mobile devices; and

•

utilizing direct response media marketing for our music and film products.

Direct response media and sales provide us with the potential of generating ongoing revenue on a consistent and relatively low risk basis. Our films, if and when started, will be family and faith-based productions. Our music will be similar in content.

In 2011 and 2012 we worked on the production of a movie with Champion Entertainment, an entity affiliated with our president at the time. Ultimately there were issues involving funding and the movie was not released. All costs have been written off. Our share of costs was loaned by our president and are reflected in the account, Accounts Payable to President on our Balance Sheet.

To help undertake our efforts in a potentially effective way, in December 2013 we entered into a joint venture with Dixie Worldwide Productions, Inc. (“DWP”) which is a producer, developer, marketer and distributor of film, video news releases, commercials, infomercials and sellers of consumer products through Direct Response Television. We will assist DWP in selecting consumer products to include in direct response marketing, design advertising and develop films and videos. DWP has several contractual arrangements which have the potential for developing or carrying out the first few joint projects, including a production service agreement which will be important for providing facilities to do the initial filming/production work for our projects.

MEG along with DWP has a combined management and marketing sales staff with over 150 years of collective experience in identifying, producing, marketing and selling film and music entertainment and consumer products. The three officers of MEG, Messrs. Neubauer, Pepe and Williams, each have 30 or more years of experience.

Under the terms of the agreement with DWP, we will split profits, after all royalties and production costs are paid, equally with DWP on all joint projects. Some of the production costs will be paid to DWP. The agreement renews automatically each year unless terminated by one of the parties 30 days prior to the automatic renewal date. A copy of the joint venture agreement is filed as Exhibit 10.1 to the Registration Statement of which this prospectus is a part.

DWP’s principal executives have become members of MEG’s board of directors and received an aggregate of 1,507,500 shares of our common stock.

Current Status

In 2014 we executed a license agreement to become the direct response marketer for PILOXING®. Since executing that agreement, we have devoted a significant portion of our efforts planning and developing the commercials for this program largely financed by loans from our President. At March 27, 2015, these commercials are substantially completed, and we are seeking funds to purchase air time on TV stations to run the commercials. Funding has been hampered while we are waiting for a trade symbol for our common stock. We believe that the PILOXING® project may start generating cash flow as soon as the commercials start being shown. However, we cannot give any assurances as to the likelihood or timing of being able to do so.

We have signed two additional agreements to become the direct response marketer. Those programs will start when and if we obtain the necessary funding either through revenue from the PILOXING® project and/or raising funds from investors. It is unlikely that investors will provide funds until we receive a trade symbol, if ever.

For the Christmas season of 2013, MEG issued its first product, a music CD entitled The Greatest Story Ever Sung. This CD was assembled by Mr. Neubauer with assistance from several advisors and was sold principally from exhibit booths. It was introduced late in the year without any advertising and sold 444 copies for total revenues of $7,915. Marketing efforts will begin in the late 2015, using social media and the Internet to keep costs low, to re-introduce it for the Christmas season in 2015. In the future, we may release other music CDs of artists introduced by members of our Board of Directors who have significant contacts in that field.

Direct Response Marketing

Our chief operating officer, John Pepe, has experience in the fields of advertising and marketing as well as entertainment. In addition, several of our Directors, especially Messrs. Allen, Sr., Allen, Jr. and Roderick, also are very experienced and have business contacts in this area.

MEG plans on using Direct Response Marketing to promote and sell:

•

Products that it obtains access to through its arrangements with DWP, and

•

Consumer entertainment products developed by MEG.

MEG will utilize direct response marketing and a variety of advertising channels to increase its exposure among prospective customers. The direct response industry, consisting of direct response television and radio marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the retailing industry.

MEG’s planned use of direct response TV, if implemented, will allow customers the opportunity to purchase products directly from the infomercial, thereby generating immediate sales and leads. Websites, email, and social media will be additional priorities for MEG in building its future sales channels.

MEG will promote its products through the use of predominantly short and long form infomercials as the basis of its promotional strategy. We believe that television advertising is an effective means of reaching a large target population when marketing consumer products allowing customers the opportunity to immediately answer the “call to action” and purchase products directly from the infomercial, thereby generating immediate sales and leads.

Infomercials are aired on local broadcast stations and national cable networks in over 200 broadcast markets. The scripts for our initial infomercials will be prepared jointly by us and representatives of DWP. They will then be filmed through facilities arranged by DWP.

We will use an outside independent call center to handle telephone calls originating from the infomercials. Products will be stored at and shipped from an independent distribution center. There will generally be shipping and handling charges included with product sales to cover the costs of these centers.

Each station or cable network will be assigned a toll free telephone number by the call center and provided with an individual copy of the show digitally marked to display its unique number throughout the airing. Orders will be recorded by the inbound call center tracking each one as it corresponds to individual stations. Results will be analyzed and presented in a report to compare station results and quantify overall sales.

We have had preliminary discussions with call and distribution centers but have not entered into any formal agreements.

Our television direct marketing infomercials and commercials will be significantly impacted by government regulation of television advertising, particularly those regulations adopted by the Federal Communications Commission. These regulations impose restrictions on, among other things, the air time, content, and format of our planned direct response television programs. If we are required to remove or alter the format or content of our television programs, our business could be harmed. Additional regulations may be imposed on television advertising in the future. Legislation regulating the content of television advertisements has been introduced and passed in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting television advertising may harm the results of our operations.

PILOXING®-In May 2014, we entered into an exclusive license agreement with PILOXING® Academy, LLC (http://piloxing.com), a sports conditioning program, which gives MEG the exclusive rights in the US and Canada and globally on an approved country by country basis to market PILOXING® and its associated apparel line and other products. PILOXING is an established proprietary fitness program supported with a DVD workout video and a clothing line that blends the best of Pilates, boxing and dance into a high-energy interval workout that incorporates interval and barefoot training to burn maximum calories and increase stamina.

Viveca Jensen, a Swedish born fitness expert, created the PILOXING® brand and programs by combining her fitness experience and passion to create an exercise program in which trained certified instructors can network fitness group classes in their local cities. Ms. Jensen drew elements of dance, pilates and boxing to craft this new inter-disciplinary exercise program and branded it PILOXING®. Today, the PILOXING® community extends to over 40 countries and more than 1,000 instructors worldwide. Ms. Jensen has appeared on national television for PILOXING and recently appeared as the "Top Fitness Exercise Program" in Fitness Magazine.

Pilates is a physical fitness system developed in the early 20th century by Joseph Pilates and popular in many countries, including Germany, the United States, Australia and the United Kingdom.  As of 2005, there were 11 million people practicing the discipline regularly and 14,000 instructors in the United States alone.

Under our agreement with PILOXING®, MEG will be responsible for marketing efforts in the United States and Canada and globally on an approved country by country basis of PILOXING® including DRTV, Internet and Retail sales. Under our agreements MEG will:

•

Work with Dixie Worldwide Productions, Inc. (DWP) to create and produce several video infomercials ranging from 30 seconds to 60 seconds to 30 minutes.

•

Arrange with an independent media company to determine the media buys for Broadcast, Cable and Internet airings. One of the members of our Board of Directors, Mr. Roderick, is Vice President of Business Development at Mercury Media, one of the largest media services buying agency specializing in television and radio media placement for the U.S. and Canadian markets.

•

Select two independent call centers to take calls from potential customers who respond to the direct response shows.

•

All sales will be handled through credit card transactions. MEG will establish a specific bank account that will handle these consumer funds. Total sales will vary according to the availability of upsell products sold by our call center representatives.

Revenues collected by us will be distributed as follows:

•

A royalty fee on revenues ranging from 4% to 8% (depending on the geographic location and nature of each sale) will be paid by us to the owners of PILOXING® Academy LLC based on net sales (after returns); and

•

Pay media and call center costs; and

•

Production costs plus a fee equal to 20% of such costs to DWP; and

•

Administration fee of 7.5% of remaining amounts payable to each DWP and MEG; and

•

Remainder of profits, if any, split between MEG and DWP

Production costs will be incurred principally with outside contractors working on writing, filming, and editing of the advertisements and infomercials. Those efforts will be supervised and approved by DWP as well as us. The costs incurred for outside contractors will be paid entirely by us. DWP will be paid for supervisory and advisory costs.

At the closing of the license agreement, we paid PILOXING® Academy LLC an advance of $50,000 on its royalty fees. We also agreed to pay DWP an advance of $15,000 for its costs. Mr. Neubauer loaned these funds to MEG.

We are currently negotiating similar direct response marketing agreements with entities for several other products. We cannot predict the timing or likelihood of these agreements being executed.

Going forward, we plan to expand marketing on social media and the Internet.

Films

MEG will concentrate principally on Direct Response Marketing for the next 18 months because of the agreement in place and additional ones being negotiated. MEG’s strategies for films, which will principally be faith-based or films with a message, after that are:

Develop Projects Jointly with DWP – the arrangement with DWP gives MEG access to the facilities at Dixie State University, including all cinematic equipment, staff and studios including a 16,000 square foot sound stage. This gives us the ability to produce films under our own direction.

Co-Productions - involve raising and providing funds for films that have started production and require additional financing. If we are able to obtain financing from contacts of our management, we could be selective in these ventures which are potentially beneficial for several reasons, including MEG can be the last in, meaning it has a shorter investment span than other investors and can also negotiate to be first out. The co-financing scenarios and requirements would look like this:

•

A studio project that is well packaged with a good script, key actors, and notable director;

•

An independent film project that is well packaged with a good script, key actors, and notable Director with 50% financing in place; or

•

An independent film project that is well packaged with a good script, key actors, and notable director with worldwide distribution in place.

Studios also often hire film production companies to produce films from their large inventories because they do not have the time and/or financial capability to undertake these projects due to emphasis being placed on larger mega productions. When the studio and the production company agree on a budget for the film, the production company keeps the difference between the budget and the actual cost of production, as well as a producer’s fee and a fixed percentage of the film's income from all distribution sources.

MEG’s ability to produce quality films at or under budget will stem from low overhead and strong relationships with industry suppliers. As MEG will not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, interim financing will be arranged to cover the cost of producing the film. A completion bond will be mandatory. We cannot provide any assurances as to the likelihood of being able to obtain interim financing or a completion bond.

Acquisition to Rights of Finished Films – We will identify potentially profitable, generally low budget, films through our network of independent filmmakers as well as industry festivals and trade shows like Sundance, Tribeca, Cannes, and Toronto. While it is possible that one or more of these films will be distributed in theaters, our business plan only relates to revenue sources from non-theatrical outlets.

We will negotiate to acquire the rights to license (as sales agent) these films for a period of seven to 25 years in return for a commission ranging from 10-30% of the licensing fees paid by the distributors. In some cases, we will incur minimal upfront costs including: advances to the filmmaker, costs for finalizing the film, and marketing costs. Upon signing a sales agent contract, we and the filmmakers will agree on the “market attendance fees”, trailer/artwork and other marketing costs. These costs, along with any advances to the filmmaker and/or costs to complete the film, will be recouped before any proceeds are paid to the filmmaker. We estimate that we will incur costs of approximately $25,000 to $150,000 per film to prepare marketing materials including the production of a trailer, artwork, etc.

MEG will market these films to distributors in domestic by utilizing its relationships with distributors for various markets as well as through industry shows and conferences. In the future, MEG will consider distributing in international markets to be determined. However, no specific plans exist at this time and will not be undertaken unless and until we have the resources to do so.

Competition

The direct response marketing industry, which we will be emphasizing for at least the next year to 18 months, includes numerous companies that market their products on television through infomercials. These companies include including GT Brands, Tri-Star Products, Telebrands, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark, all of which have significantly greater resources and name recognition than do we. We plan on competing by seeking smaller companies that we can serve in a personal and effective manner and will take advantage of the contacts of the members of our Board of Directors.

The competition in the film industry ranges from major film production companies to small independent film makers and distributors.

Most of these competitors have significantly more financial resources than do we. Our principal method to compete is to utilize the knowledge, experience and contacts of our management team. We cannot provide any assurances as to the likelihood of our success in this regard.

Intellectual Property

We have no patents or similar assets.

Employees

We have three employees, including our founder and president, Kurt E. Neubauer. Mr. Neubauer devotes fulltime to us. John Pepe, our chief operating officer, devotes approximately 75% of his time to us. Tim Williams, executive vice president, devotes 90% of his time to us. Much of the day-to-day work that needs to be done will be done with joint venture partners and independent contractors.

There is no written employment contract or agreement with Messrs. Neubauer, Pepe or Williams.

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

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended December 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We intend to acquire key-man life insurance on the lives of Messrs. Neubauer and Pepe naming us as the beneficiary when and if we obtain the resources to do so and if they are insurable at the time of application. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

4.

Because the entertainment industry is intensely competitive and we lack the name recognition and resources of many of our competitors, we may never generate any revenues or become profitable.

The entertainment industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon general public acceptance, marketing technology, advertising and the quality of the production. Some of the production and distribution companies with which we will compete to varying extents are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., Sony Pictures Entertainment, Inc., New Line Cinema, a subsidiary of Time Warner, Universal Studios, 20th Century Fox Film Corporation, a subsidiary of News Corp., Buena Vista Motion Pictures Group, a collection of affiliated motion picture studios all subsidiaries of The Walt Disney Company, Paramount Pictures Corporation, a subsidiary of Viacom, and Troma Entertainment, Inc. All of these competitors are significantly larger than we are, have a long-standing business relationship with customers, vendors and financial institutions, and have established staying power in the industry over the past 20 years.

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

5.

We may be unable to obtain or license entertainment media that will be popular in the marketplace.

We will seek to obtain or license entertainment media developed by others. If we are unable to do so or if the entertainment media that we do acquire or license is not well received in the marketplace, our operations will fail.

6.

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

7.

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

8.

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

9.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

10.

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

In accordance with generally accepted accounting principles and industry practice, we intend to amortize film costs using the individual-film-forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. To comply with this accounting principle, our management plans to regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film asset to net realizable value. Results of operations in future years should be dependent upon our amortization of film costs and may be significantly affected by periodic adjustments in amortization rates. The likelihood of the Company's reporting of losses is increased because the industry's accounting method requires the immediate recognition of the entire loss in instances where it is expected that a motion picture should not recover the Company's investment.

Similarly, should any of our films be profitable in a given period, we will recognize that profit over the entire revenue stream expected to be generated by the individual film.

11.

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

12.

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

13.

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

14.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations or to acquire rights to or licenses for films or other products. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

15.

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

16.

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

17.

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

18.

Currently, there is no established public market for our securities, , and there can be no assurances that any established public market will ever develop and, even if trading begins, it is likely to be subject to significant price fluctuations.

There is currently absolutely no established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We received a trade symbol, MMEG, in March 2015.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

19.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

Upon receiving the trading symbol for our shares, we then began trying, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

20.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a “penny stock.” Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

21.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

22.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

23.

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

24.

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

25.

A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock (48,605,450 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

26.

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

27.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

28.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus). Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After our registration statement on Form S-1 became effective, we became required to deliver periodic reports to security holders. However, we are not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

29.

If our stock becomes quoted on the OTCBB, we could subsequently be removed from the OTCBB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we become quoted on the OTCBB, but we fail to remain current in our reporting requirements, we would be removed from the OTCBB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

30.

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

31.

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

32.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. Based on discussions with our professionals, these costs may reach $50,000 per year during the first two years following the effective date of our Registration Statement. These requirements include compliance with provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

33.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of

i.

the year following our first annual report required to be filed with the SEC or

ii.

the date we are no longer an “emerging growth company” as defined in the JOBS Act.

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

34.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company” , we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Our mailing address is PO Box 861, Sugar Land, Texas 77487-0861. For the foreseeable future Messrs. Neubauer, Pepe and Williams will provide offices in their personal residences. Our telephone number is 800-314-8912.

Item 3. LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4. MINE SAFETY DISCLOSURES

None

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of March 27, 2015, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We received a trading symbol, MMEG, for our securities in March 2015 upon which we started our efforts to be approved by the Depository Trust Co. for electronic trading.

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2014, there were 90 stockholders of record of our common stock, and 70,515,450 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6 SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases, if any and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of

i.

the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

ii.

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

iii.

the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Operating Plan

Our principal efforts have been developing and preparing the initial release of PILOXING®, including:

•

Developing the marketing and media campaign with Dixie Worldwide Productions, Inc. (“DWP”)

•

Producing the TV infomercial and commercials with DWP

•

Selecting the test market with a media company affiliated with one of our directors

•

Selecting two call centers

•

Performing the market test including call center response time and service quality

•

Analyzing the market test results

•

Performing campaign adjustments

•

Make infomercial adjustments with DWP

•

Preparing the national release of PILOXING®

Production costs consist of planning, writing, filming and editing the infomercials used in the PILOXING® program. Much of these costs were incurred with contractors who worked under MEG’s direction. These costs were largely funded by loans from our President.

Operations

A summary of operations for the years ended December 31, 2014 and 2013 follows:

	2014	2013

Revenue	$675	$7,915

Costs and Expenses:
Project costs	50,311	17,132
Marketing, general and administrative	283,131	196,984

Net income (loss)	$(332,766)	$(206,201)

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

Liquidity

As December 31, 2014, our president provided us with demand loans of $340,070 from his personal resources which were needed to execute a license agreement to become the direct marketer for PILOXING® and certain working capital needs. His personal financial situation precludes him from making additional loans. We issued shares of common stock to cover other expenses and obligations in 2014. However, potential investors and funding sources have generally indicated that they will not get involved with us until and unless we get a trading symbol for our common stock.

At December 31, 2014, the Company is obligated under convertible notes payable with an aggregate principal balance of $220,580, all of which mature in 2015. The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 192,260 shares if all notes are converted.

At December 31, 2014 the Company was obligated for demand loans aggregating $340,070 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. In November 2014, the President accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him.

The Company has two demand loan payables outstanding in the principal amounts of $7,500 and $15,500, respectively. The $7,500 note bears interest at 10.0% per annum, and the $15,500 loan is non-interest bearing. Both notes are unsecured.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS

MEG’s financial statements as of December 31, 2014 and the year then ended start on page F-1.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On February 2, 2015 MOMENTOUS ENTERTAINMENT GROUP, INC. (the “Registrant” or the ‘Company”) was notified by LL Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements as of December 31, 2013 and for the year then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Bradford on the Company’s financial statements as of and for the year ended December 31, 2013 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the year ended December 31, 2013 and through February 2, 2015, the Company has not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the year ended December 31, 2013 and through February 2, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 2, 2015 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2014.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2014, the Company's procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2014 or the subsequent period that would have required disclosure in a report on Form 8-K except for the reporting of an agreement with North Sea Holdings, Inc.

On January 29, 2015, the Company entered into a one-year agreement (with three 12 month extensions by mutual consent) with North Sea Holdings, Inc. (“North Sea”) under which North Sea agreed to purchase up to $25 million in MEG’s equity securities. North Sea will purchase a minimum of $60,000 worth of common stock per month and a maximum of $25 million worth of common stock annually. Purchases, except the minimum, are at North Sea’s discretion.

All securities that are purchased will be newly-issued and restricted but must become free trading six months subsequent to purchase which means that the Company will need to remain current in all of its financial filings with the Securities and Exchange Commission and may become a fully reporting 12(g) company. The securities purchased under the Agreement shall be purchased at a price per share equal to 75% of the previous day’s closing price, as defined. All such purchased securities shall be subject to a floor price per share of $0.10 and a ceiling price per share of $1.50.

This Agreement shall become effective on the first day that a trade of the Company’s common stock is executed at or above $0.10, if ever, on the OTCBB. The Company must receive a trading symbol from FINRA before any trades can be executed. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Kurt E. Neubauer	62	Chairman of the Board and President
John Pepe	56	Chief Operating Officer, Secretary and Director
Tim Williams	59	Executive Vice President and Director
Richard Allen, Sr.	65	Director
Richard Allen, Jr.	33	Director
Russ Regan	70	Director
John Indelicato	65	Director
Bob Lancaster	70	Director
Ted Roderick	60	Director

Kurt E. Neubauer founded us and has been chief executive officer since inception in 2002. From 2005 to 2011, Mr. Neubauer was chief executive officer at Planet Resource Recovery, proprietary line of inorganic products to aid in the remediation and recovery of hydrocarbons and water. In 2012 he became CEO and Director of Champion Entertainment, Inc, a privately- held entity in the film and entertainment industry. In 2013 he began devoting fulltime to us. Mr. Neubauer attended Texas A&M University – Kingsville.

John Pepe became chief operating officer, corporate secretary and director in November 2013. From 2010 to present he is Managing Director of both Atascosa Holdings, LLC, an investment company, and Atascosa Disposal Well Services. Prior to 2010, he was a Director with RCI Partners, a private management consultancy involved in entertainment and digital media industries. Mr. Pepe holds a Master of Fine Arts degree from the University of Southern California in the Peter Stark Motion Picture Producing Program and a Bachelor of Science degree from the University of Texas. He was also a board director for the Technology Incubator of West Houston from 2010 -2013.

Tim Williams has been executive vice president and director of the Company since September 2013. From April 2009 to August 2010 he was executive vice president of Planet Resource Recovery, Inc. From August 2010 until July 2011 he was chairman of the board for Espion International, an artificial intelligence based email Protection Company. He currently serves as a board director for three private companies; ExpertCarAdvice.com, Clique Vodka, and Mobile Authentication Corporation. Mr. Williams attended College of Marin in California and the extension film school at UCLA.

Richard F. Allen, Sr. has been a Director of the Company since December 2013. He is the founder, Chairman, President and CEO of Dixie Worldwide Productions, Inc. since 2010. Prior to 2010, Mr. Allen operated as a direct response-marketing consultant and from 2003 through 2006 he was the Chairman and Chief Executive Officer of Ronco Corporations, Inc., Ronco Inventions, Inc., Popeil Inventions, Inc. and Castle Media, Inc., representing annual sales of $125 million (plus) a year in the direct response television marketing industry. Mr. Allen holds a Masters degree in International Management from the American Graduate School of International Management, and a Bachelor of Arts degree from the University of Arizona.

Richard F. Allen, Jr. has been a Director of the Company since 2013. He is also co-founded Dixie Worldwide Productions, Inc. in 2010 and is currently the Vice President and Executive Producer. Between 2003 through 2009, Mr. Allen held management positions including Senior Manager of Product Engineering and Product Development at Ronco Corporation as well as Director of Information Technology, Director of Ecommerce and Media Buyer at Ronco Inventions, Inc., and Popeil Inventions, Inc., a $125 million in sales Direct Response Infomercial Company. Mr. Allen graduated from Phillips Academy Andover, Andover, MA and from Occidental College, Los Angeles, CA with an Advanced Bachelors of Fine Arts while also attending California Institute of Technology and Pasadena Art Center with additional studies in Physics, Mechanical Engineering, Product Design and Economics for Business Management.

Russ Regan has been a Director of the Company since 2013. He is also a current board director of Dixie Worldwide Productions, Inc. and music marketing consultant since inception of the Company. From 1997 to 2014, Mr. Regan has been a freelance music consultant. Overall, Mr. Regan has more than 40 years of corporate executive experience in the music and entertainment industries. Mr. Regan is a long-time record executive who was President of both UNI Records and 20th Century Records, and worked at Motown Records. Mr. Regan in his career has achieved the sales of more than one billion records sold worldwide, and has played a major role in the careers of the biggest names in the music business, including Elton John, The Beach Boys, Neil Diamond, Barry White, Olivia Newton-John, and the Alan Parsons, all of whom credit Regan as a major force behind their success. Mr. Regan started in record promotion with Motown in the early years of the company. His first project at Motown was Motown's first Billboard Please Mr. Postman by The Marvelettes. He later went on to promote songs by The Supremes, Smokey Robinson & The Miracles, Stevie Wonder, The Temptations and Marvin Gaye. Mr. Regan has provided services for The Beach Boys, Frank Sinatra and Jimmy Miller Productions. Mr. Regan graduated with an associated arts degree from Modesto Junior College, and has been awarded Music Industry Man of the Year by the National Association of Record Merchandisers, and Man of the Year by Billboard Magazine.

John Indelicato has been a Director of the Company since December 2013.  He is also a current Board Director of Dixie Worldwide Productions, Inc. Mr. Indelicato is the Founder and Managing Director of IT Trading LLC and has operated it since 2007.

Robert Lancaster has been a Director of the Company since December 2013. He is also a current Director for Dixie Worldwide Productions, Inc. From 1997 to present, Mr. Lancaster has been an independent consultant. Mr. Lancaster previously served as VP of Retail Sales for ConAgra Grocery Products Company, managing a $4 billion division. Mr. Lancaster has a Bachelor of Science degree from the University of Illinois, attended Oxford University in England, and has an advanced degree in management from Templeton College.

Ted Roderick has been a Director of the Company since 2013. He is also a current Board Director of Dixie Worldwide Productions, Inc. and media marketing consultant. Mr. Roderick has been the Vice President of Business Development at Mercury Media (Santa Monica, CA) since 2008. Mercury Media is the largest media services buying agency specializing in television and radio media placement for the U.S. and Canadian markets. Mr. Roderick graduated from the University of West Virginia with a Bachelors in Business Administration as well as an additional degree from the Culinary Institute of America – Hyde Park, NY.

As indicated in the description of their backgrounds, each and every member of the Board of Directors has experience in general business and been successful in their own careers. Each has many business contacts. As such, they, individually and as a group, make an excellent board for a young company.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements. . A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Mr. Neubauer is and plans to continue being involved on a fulltime basis with us. John Pepe, our chief operating officer, devotes approximately 75% of his time to us. Tim Williams, executive vice president, devotes 90% of his time to us. The other directors will devote time as specifically needed if their schedules permit.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on December 31, 2015. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Code of Business Conduct and Ethics

We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of MEG:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing (except for Tim Williams who was an executive office of a private company that filed for bankruptcy under federal bankruptcy laws in 2008);

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other similar minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

We currently have no independent directors because all of our directors are either officer of MEG or are affiliated with Dixie Worldwide Productions, Inc. Concurrent with having sufficient independent members and resources, if ever, the MEG board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the size of memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by MEG for any expenses incurred in attending board meetings provided that MEG has the resources to pay these fees. MEG will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11-EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The following table shows, for the fiscal period ended December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer and Chief Operating Officer.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j) (3)
Kurt E. Neubauer, CEO, CFO and	2014	-	-	-	-	-	-	-	-
Director	2013	-	-	-	-	-	-	$18,750 (1)	$18,750

John Pepe, Chief Operating	2014	-	-	-	-	-	-	-	-
Officer	2013	-	-	-	-	-	-	$48,750 (1) (2)	$48,750

Tim Williams	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	$30,000 (2)	$30,000

1)

The compensation paid to Messrs. Neubauer and Pepe in 2013 was satisfied through the issuance of 18,750,000 shares of common stock to each one rather than the issuance of cash.

2)

Compensation to Messrs. Pepe and Williams includes $30,000 each relating to consulting fees earned prior to either becoming an officer or director. The full $60,000 of this amount is included in the Table and in Accrued Expenses at December 31, 2013.

3)

The following individuals received an aggregate of 1,507,500 shares of common stock and became directors following the agreement with DWP in 2013:

DIRECTOR SUMMARY COMPENSATION TABLE
Name of Director (a)	Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Richard Allen, Sr.	2013	-	-	-	-	-	-	250	250
Richard Allen, Jr.	2013	-	-	-	-	-	-	250	250
Russ Regan	2013	-	-	-	-	-	-	252	252
John Indelicato	2013	-	-	-	-	-	-	253	253
Bob Lancaster	2013	-	-	-	-	-	-	252	252
Ted Roderick	2013	-	-	-	-	-	-	252	252

The number of shares was as follows:

Name	Shares
Richard Allen, Sr.	250,000
Richard Allen, Jr.	250,000
Russ Regan	251,500
John Indelicato	253,000
Bob Lancaster	251,500
Ted Roderick	251,500

There is no formal employment arrangement with Mr. Neubauer at this time. Mr. Neubauer’s compensation has not been fixed or based on any percentage calculations. Compensation that will be paid in cash will only be awarded at the time and amount that cash is available. No cash compensation will be accrued. From time-to-time, Mr. Neubauer may be granted compensation in the form of shares of our common or preferred stock although no such commitments currently exist.

Mr. Neubauer will make all decisions determining the amount and timing of his compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Mr. Neubauer’s compensation amounts will be formalized if and when his annual compensation exceeds $150,000.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards. The Company has never issued these types of awards.

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2014 we had 70,515,450 shares of common stock outstanding which are held by 90 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of July 15, 2014; of all directors and executive officers of MEG and of our directors and officers as a group (of which there are currently only two persons).

Title of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Total

Common	Kurt E. Neubauer	21,250,000	30.1
Common	John Pepe	20,250,000	28.7
Common	Tim Williams	4,001,800	5.7
Common	Richard Allen, Sr.	250,000.3
Common	Richard Allen, Jr.	250,000.3
Common	Russ Regan	251,500.4
Common	John Indelicato	253,000.4
Common	Bob Lancaster	251,500.4
Common	Ted Roderick	251,500.4
Common	All Directors and Officers as a group (9 persons)	47,009,300	66.7

(a) The address for purposes of this table is the Company’s mailing address which is PO Box 861, Sugar Land, Texas 77487-0861.

(b) Unless otherwise indicated, MEG believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The promoters of MEG are Kurt E. Neubauer, John Pepe and Tim Williams, our three executive officers.

The Company issued 1,000,000 shares of our common stock to our president, Kurt E. Neubauer, concurrent with the formal incorporation process of MEG in Nevada in November 2013. The shares were valued at par value, or an aggregate of $1,000, as there is no verifiable market value for the shares due to a lack of trading activity.

At December 31, 2014 the Company was obligated for demand loans aggregating $340,070 due to Kurt Neubauer. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. In November 2014, Mr. Neubauer accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him.

At December 31, 2014, the Company had accounts payable of $175,679 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with the production of a movie that was being done jointly with a company affiliated with the Company’s president. A significant portion of the payments were made in 2011 and 2012. The movie was never released and all amounts related to it have been expensed.

In November 2014, John Pepe accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him.

The Company has entered into a joint venture agreement with DWP. The senior executives of DWP have become members of the MEG board of directors. These individuals, who received an aggregate of 1,507,500 shares of our common stock, are Richard Allen, Sr., Richard Allen, Jr., Russ Regan, John Indelicato, Bob Lancaster and Ted Roderick. The recorded expense for the shares that were issued was $1,508.

In 2014 the Company issued 2,598,000 shares of common stock to the father of John Pepe to satisfy $25,980 in marketing expenses.

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of nine individuals. We do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board of Directors as a whole. Further, since our securities are not listed on an exchange, we are not subject to any qualitative requirements mandating the establishment of any particular committees.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

a)

understands generally accepted accounting principles and financial statements,

b)

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

c)

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

d)

understands internal controls over financial reporting, and

e)

understands audit committee functions.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

We have incurred fees totaling $25,317 and $0 for audit services for the years ended December 31, 2014 and 2013, respectively, for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees:

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2014 and 2013.

Tax Services Fees:

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred for the years ended December 31, 2014 and 2013 amounted to $3,283 and $0, respectively.

All Other Fees:

Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Momentous Entertainment Group, Inc.
March 30, 2015	(Registrant)

By: /s/ Kurt E. Neubauer
Kurt E. Neubauer
Chief Executive Officer

FINANCIAL STATEMENTS

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Momentous Entertainment Group, Inc.

Sugar Land, TX

We have audited the accompanying balance sheet of Momentous Entertainment Group, Inc. as of December 31, 2014, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM LLP

/s/ RBSM LLP

Houston, Texas

March 30, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Momentous Entertainment Group, Inc.

Sugar Land, TX

We have audited the accompanying balance sheets of Momentous Entertainment Group, Inc. as of December 31, 2013, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

March 30, 2014

MOMENTOUS ENTERTAINMENT GROUP, INC.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Current Assets:
Cash	$10,744	$495
Inventory	55,149	2,873
Deferred production costs	428,098	-
Prepaid expenses and other current asset	14,579	2,000
Total	508,570	5,368

Total	$508,570	$5,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$54,201	$3,795
Accrued expenses	87,634	118,175
Due to Company President	179,553	162,746
Convertible notes payable	220,580	-
Loans payable	7,500	25,000
Demand loans due to Company President	355,570	-
Total	905,038	309,716

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 450,000,000 shares authorized; 70,515,450 and 48,595,450 shares issued and outstanding	70,515	48,595
Paid-in capital	226,080	-
Accumulated deficit	(693,063)	(352,943)
Total	(396,468)	(304,348)

Total	$508,570	$5,368

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenue	$676	$7,915

Operating Expense
Project costs	50,311	17,132
General and administrative	283,131	196,984

Total Operating Expense	333,442	214,116

Loss From Operations	(332,766)	(206,201)

Other Expense
Interest expense	7,354	-
Total Other Expense	7,354	-

Provision For Income Taxes	-	-

Net (loss)	$(340,120)	$(206,201)

Net (Loss) Per Share: Basic And Diluted	$(0.01)	$(0.04)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	50,419,957	4,966,286

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDER DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit	Total
Balance, January 1, 2013	-	$ -	1,000,000	$1,000	$ -	$(146,742)	$(145,742)

Issuance of shares for services	-	-	47,595,450	47,595	-	-	47,595
Net loss	-	-	-	-	-	(206,201)	(206,201)
Balance, December 31, 2013	-	-	48,595,450	48,595	-	(352,943)	(304,348)

Issuance of shares upon conversion of debt	-	-	3,040,000	3,040	36,960	-	40,000
Issuance of shares to settle accrued liabilities	-	-	5,796,000	5,796	52,164	-	57,960
Issuance of shares for services	-	-	12,908,000	12,908	116,172	-	129,080
Issuance of shares for cash			176,000	176	20,784	-	20,960
Net loss	-	-	-	-	-	(340,120)	(340,120)
Balance, December 31, 2014	-	-	70,515,450	$ 70,515	$226,080	$ (693,063)	$ (396,468)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(340,120)	$(206,201)
Shares issued for services	129,080	47,595
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred production costs	(428,098)	-
Change in inventory	(52,276)	(2,873)
Change in prepaid expenses and other	(12,579)	(2,000)
Change in accounts payable and accrued expenses	66,672	138,974
Shares issued to settle accrued liability	57,960	-
Cash Flows Provided (Used) by Operating Activities	(579,361)	(24,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of demand loans from Company President	355,570	-
Receipt of convertible loans	220,580	-
Issuance of common stock	20,960	-
Loan repayment	(7,500)	25,000
Total	589,610	25,000

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CHANGE IN CASH	10,249	495

Cash, beginning of year	495	-
Cash, end of year	$10,744	$495

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Issuance of shares upon conversion of debt	$40,000	$-

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

December 31, 2014

NOTE 1–ORGANIZATION

Momentous Entertainment Group, Inc. (the “Company”) was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. It had very limited activities until June 2011 when it started designing a detailed business plan focused on creating, producing and distributing quality entertainment content across various media channels utilizing direct response media marketing.

The transaction in which the Company became an incorporated entity in the State of Nevada has been accounted for in a manner similar to a recapitalization for financial accounting purposes. The accompanying financial statements have been prepared as if the transaction had occurred on the first day of the first period (January 1, 2012) included in the financial statements, and all operating data represents an ongoing continuation of the Company’s operations.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventory

Inventory is valued at cost using the first-in, first-out cost flow assumption. All inventory consists of finished products ready for sale.

Stock-based Compensation

The Company will follow Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2014 or 2013.

Income Taxes

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

No provision was made for Federal income tax at December 31, 2014 or 2013.

Revenue Recognition

The Company follows ASC 605-10-S99-1 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

 Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company is an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue at December 31, 2014.

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

NOTE 4–DEFERRED PRODUCTION COSTS

The Company has expensed the initial royalty paid for its licensing agreement with PILOXING® as well as all costs relating to the program associated with the licensing agreement. Costs relating to independent contractors and advisors for designing and producing infomercials to be used in the PILOXING® program have been deferred. Total cost accumulated as of balance sheet date is $417,246 which will be amortized over three to six months after the commercials begin to be aired.

The Company also incurred costs of $10,851 to develop a new song for the Company’s next musical CD. These costs have been deferred and will be amortized when the CDs are available for sale.

NOTE 5–SHARE CAPITAL AND CONVERTIBLE DEBT

The Company is authorized to issue 450,000,000 shares of common stock and 50,000,000 shares of preferred stock. At the time of incorporation in Nevada, the Company issued 1,000,000 shares of its common stock to its President in exchange for the business of Financial Equity Partners, Inc. The shares were valued at par value as there is no verifiable market value for the shares due to a lack of trading activity.

In December 2013 the Company issued 47,595,450 shares of common stock for services, including 41,508,800 shares to the Company’s principal executive officers and 1,507,500 to outside directors. All shares were valued at par since they have a negative book value, and there is no trading market.

During 2014, the Company issued 21,920,000 shares, including 5,796,000 shares to settle $57,960 in liabilities, 12,908,000 shares in exchange for $129,080 of services and 3,040,000 shares which related to $40,000 debt conversions. See Note 9.

At December 31, 2014, there were 70,415,450 shares of common stock outstanding.

Convertible Notes Payable

At December 31, 2014, the Company is obligated under convertible notes payable with an aggregate principal balance of $220,580, all of which mature in 2015. The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 192,260 shares if all notes are converted.

NOTE 6–LOANS

The Company had two demand loan payables outstanding in the principal amounts of $7,500 and $15,500, respectively. The $15,500 loan was due to a director and officer of the Company. In November 2014, the director accepted 1,500,000 shares of common stock to settle the $15,000 in debt due to him. The $7,500 note bears interest at 10.0% per annum.

NOTE 7–DEMAND LOANS FROM PRESIDENT

At December 31, 2014 the Company was obligated for demand loans aggregating $340,070 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. In November 2014, the President accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him.

NOTE 8-INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of December 31, 2014 of approximately $609,000. This loss carry forward expires according to the following schedule:

Year Ending December 31,	Amount
2032	$65,000
2033	207,000
2034	337,000
Total	$609,000

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2014 and 2013, due to the following:

Description	2014	2013
Tax provision at expected tax rate	$(114,587)	$(70,105)
Application of valuation allowance	114,587	70,105
Income tax provision	$-	$-

Deferred tax assets at December 31, 2014 and 2013 are comprised of net operating loss carry forwards. The amounts for tax purposes could vary from those disclosed above as the Company has not addressed the differences in valuation of share based compensation for tax purposes.

Tax years 2009-2014, remain subject to examination by the IRS and respective states.

NOTE 9–RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company had accounts payable of $179,553 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with the production of a movie that was being done jointly with a company affiliated with the Company’s president. A significant portion of the payments were made in 2011 and 2012. The movie was never released and all amounts related to it have been expensed. (See Note 7.)

In 2014 the Company issued 2,598,000 shares of common stock to the father of an officer and director to satisfy $25,980 in marketing expenses.

In November 2014, the President accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him. Another officer and director also accepted 1,500,000 shares of common stock to settle $15,000 in debt due to him.

The Company entered into consulting agreement in 2013 with two current officers and directors prior to either becoming an officer and director. The agreements were completed prior to either consultant becoming an officer or director. Accrued expenses at December 31, 2013 include $60,000 relating to these agreements.

The Company entered into a joint venture with Dixie Worldwide Productions, Inc. (“DWP”) which is a producer, developer, marketer and distributor of film, video news releases, commercials, infomercials and sellers of consumer products through Direct Response Television. Following the execution of the agreement several executives of DWP became members of the Company’s Board of Directors and were issued an aggregate of 1,507,500 shares of the Company’s common stock.

NOTE 10-SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 1, 2015 through March 30, 2015, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except:

On January 29, 2015, the Company entered into a one-year agreement (with three 12 month extensions by mutual consent) with North Sea Holdings, Inc. (“North Sea”) under which North Sea agreed to purchase up to $25 million in MEG’s equity securities. North Sea will purchase a minimum of $60,000 worth of common stock per month and a maximum of $25 million worth of common stock annually. Purchases, except the minimum, are at North Sea’s discretion.

All securities that are purchased will be newly-issued and restricted but must become free trading six months subsequent to purchase which means that the Company will need to remain current in all of its financial filings with the Securities and Exchange Commission and may become a fully reporting 12(g) company. The securities purchased under the Agreement shall be purchased at a price per share equal to 75% of the previous day’s closing price, as defined. All such purchased securities shall be subject to a floor price per share of $0.10 and a ceiling price per share of $1.50.

This Agreement shall become effective on the first day that a trade of the Company’s common stock is executed at or above $0.10, if ever, on the OTCBB. The Company must receive a trading symbol from FINRA before any trades can be executed. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require

The Company has signed two additional agreements to become the direct response marketer. Those programs will start when and if it obtains the necessary funding either through revenue from the PILOXING® project and/or raising funds from investors.