Form 10-Q
period 2015-03-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2015-05-15
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 333-153035  Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e),

the Company is not required to provide the information required by this Item.

MOMENTOUS ENTERTAINMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4446281
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

PO Box 861, Sugar Land, Texas 77487-0861
(Address of principal executive offices)

800-314-8912
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes       No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

At April 30, 2015 the number of shares of the Registrant’s common stock outstanding was 70,515,450.

MOMENTOUS ENTERTAINMENT GROUP, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

MOMENTOUS ENTERTAINMENT GROUP, INC

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$1,003	$10,744
Inventory	55,149	55,149
Deferred production costs	539,529	428,098
Prepaid expenses and other	17,080	14,579
Total Current Assets	612,761	508,570

Total Assets	$612,761	$508,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$105,608	$54,201
Accrued expenses	89,469	87,634
Due to Company President	164,879	179,553
Convertible Notes Payable	303,580	220,580
Loans Payable	23,000	7,500
Demand loans due to Company President	343,430	355,570
Total Current Liabilities	1,029,966	905,038

Total Liabilities	1,029,966	905,038

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 450,000,000 shares authorized; 70,515,450 and 70,515,450 shares issued and outstanding	70,515	70,515
Paid-in capital	226,080	226,080
Accumulated deficit	(713,800)	(693,063)
Total	(417,205)	(396,468)

Total	$612,761	$508,570

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Revenue	$20	$-

Costs and Expenses:
Project costs	-	-
Marketing, general and administrative	20,757	120,107
Total	20,757	120,107

Net (loss)	$(20,737)	$(120,107)

Net (Loss) Per Share: Basic And Diluted	$(.00)	$(.00)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	70,515,450	48,595,450

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,737)	$(120,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in prepaid and other	(113,932)	-
Change in accounts payable and accrued expenses	54,068	119,950
Receipt of demand loans from President	(12,140)	-
Cash Flows Provided (Used) by Operating Activities	(92,741)	(157)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of Convertible Promissory Notes	83,000	-
Cash Flows Provided by Financing Activities	83,000	-

NET CHANGE IN CASH	(9,741)	(157)

Cash, beginning of period	10,744	495
Cash, end of period	$1,003	$338

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits at March 31, 2015.

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

NOTE 3 – DEMAND LOANS FROM PRESIDENT

As of March 31, 2015 the Company’s President had provided us with demand loans aggregating $343,430 from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 4 – PRODUCTION AND SIMILAR COSTS

The Company has expensed the initial royalty paid for its licensing agreement with PILOXING® as well as all costs relating to the program associated with the licensing agreement. Costs relating to independent contractors and advisors for designing and producing infomercials to be used in the PILOXING® program, which amount to $528,678 at March 31, 2015,  have been deferred.  Such costs will be amortized over three to six months after the commercials begin to be aired.

The Company also incurred costs of $10,851 to develop a new musical song for the Company’s next musical CD. These costs have been deferred and will be amortized when the CD is available for sale.

NOTE 5 – SHAREHOLDERS’ EQUITY AND CONVERTIBLE DEBT

The Company is obligated under sixteen convertible notes payable with an aggregate principal balance of $303,580 at March 31, 2015, all of which mature in 2015 and 2016.  The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 275,260 shares if all notes are converted.

             In April 2015, the Company became obligated under two convertible notes payable with an aggregate principal balance of $60,000 that mature in April 2016.  The notes are convertible at $0.50 per share or an aggregate of 120,000 shares if all notes are converted.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 1, 2015 through May 15, 2015, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose other than as described in Note 5.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Operating Plan

Our principal efforts will be preparing and developing the initial release of PILOXING®, including:

Developing the marketing and media campaign with Dixie Worldwide Productions, Inc. (“DWP”)

Producing the TV infomercial and commercials with DWP

Selecting the test market with a media company affiliated with one of our directors

Selecting two call centers

Performing the market test including call center response time and service quality

Analyzing the market test results

Performing campaign adjustments

Make infomercial adjustments with DWP

Production costs consist of planning, writing, filming and editing the infomercials that will be used in the PILOXING® program. Much of these costs will be incurred with contractors who will work under MEG’s direction.  These costs were largely funded by loans from our President.

A summary of operations for the three months ended March 31, 2015 and 2014 follows:

	2015	2014

Revenue	$20	$-

Costs and Expenses:
Project costs	-	-
Marketing, general and administrative	20,757	120,107
Total	20,757	120,107

Net (loss)	$(20,737)	$(120,107)

All of the Company’s activities during the three months ended March 31, 2015 were general and administrative consists principally of marketing costs and professional and consulting fees.

The Company entered into an exclusive agreement on March 5, 2015 with Bobby Earnhardt under which the Company has the exclusive rights to produce Mr. Earnhardt’s performance series in connection with a potential television series and related ancillary materials.  There are no assurances that any television series or other appearances will take place in connection with this contract or, if so, when.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe that the perception that many people, including potential customers and business associates, have of a public company make it more likely that they will be more likely to engage  a public company for services or accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

At March 31, 2015, our Company President provided us with demand loans of $343,430 from his personal resources which were needed to execute a license agreement to become the direct marketer for PILOXING® and certain working capital needs.  His personal financial situation precludes him from making additional loans.  We issued shares of common stock to cover other expenses and obligations in 2015.  The Company received the MMEG trading symbol on March 22, 2015, which will enable us to access potential investors and funding sources.

At March 31, 2015, the Company is obligated under sixteen convertible notes payable with an aggregate principal balance of $303,580, all of which mature within one year. The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 275,260 shares if all notes are converted.

At March 31, 2015, Company was obligated for demand loans aggregating $343,430 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bear interest at 3% per annum.

The Company has two demand loan payable outstanding in the principal amounts of $7,500 and $15,500, respectively.  The $7,500 note bears interest at 10.0% per annum, and the $15,500 loan is non-interest bearing.  Both notes are unsecured.

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and other services. We are subject to the reporting requirements of the Exchange Act of 1934 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on verbal discussions with consultants, accountants and lawyers that these costs may range up to $50,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs. Through their past work and various participations in business organizations, our three executive officers know many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist us for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

North Sea Holdings, Inc.  Agreement

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

This Agreement shall become effective on the first day that a trade of the Company’s common stock is executed at or above $0.10, if ever, on the OTCBB or OTCQB. The Company has received a trading symbol from FINRA and then began trying, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit its shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCQB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB, it is a necessity to process trades on the OTCQB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4

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

As of March 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2015 was effective.

During the quarter ended March 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1

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

Upon receiving the trading symbol for our shares, we began trying, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCQB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB, it is a necessity to process trades on the OTCQB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Our executive officers and directors will beneficially own in excess of 60% of our outstanding common stock. Because of their beneficial stock ownership, they will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our executive officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our executive officers and directors. This level of control may also have an adverse impact on the market value of our shares because our three executive officers may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

25.

A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock (70,515,450 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

29.

If our stock becomes quoted on the OTCQB, we could subsequently be removed from the OTCQB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we become quoted on the OTCQB, but we fail to remain current in our reporting requirements, we would be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

N/A

Item 5

Other Information

None

Item 6

Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

(Registrant)

By:/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

May 15, 2015