Form 10-Q
period 2015-06-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2015-08-14
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

Yes      .  No  X .

At August 10, 2015 the number of shares of the Registrant’s common stock outstanding was 70,559,010.

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

MOMENTOUS ENTERTAINMENT GROUP, INC

Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$307	$10,744
Inventory	57,090	55,149
Deferred production costs	434,038	428,098
Advances to Dixie Worldwide Production	137,100	-
Prepaid expenses and other	17,584	14,579
Total Current Assets	646,119	508,570

Total Assets	$646,119	$508,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$129,668	$54,201
Accrued expenses	83,254	87,634
Due to company president	162,656	179,553
Convertible notes payable	358,800	220,580
Loans payable	27,000	7,500
Demand loans due to company president	343,430	355,570
Total Current Liabilities	1,104,808	905,038

Total Liabilities	1,104,808	905,038

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 1,000 shares issued or outstanding	1	-
Common stock: $0.001 par value; 450,000,000 shares authorized; 70,559,010 and 70,515,450 shares issued and outstanding	70,559	70,515
Paid-in capital	257,815	226,080
Accumulated deficit	(787,064)	(693,063)
Total	(458,689)	(396,468)

Total	$646,119	$508,570

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$61	$541	$81	$541

Costs and Expenses:
Project costs	32,500	50,000	32,500	50,000
Marketing, general and administrative	40,825	55,300	61,582	175,407
Total	73,325	105,300	94,082	225,407

Net (loss)	$(73,264)	$(104,759)	$(94,001)	$(224,866)

Net (Loss) Per Share: Basic And Diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	70,375,479	48,595,450	57,955,171	48,595,450

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Cash Flows

For The Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(94,001)	$(224,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in prepaid and other	(146,045)	(73,600)
Change in inventory	(1,941)	-
Change in accounts payable and accrued expenses	50,255	120,678
Cash Flows Provided (Used) by Operating Activities	(191,732)	(177,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of convertible promissory notes	138,220	-
Change in notes payable	7,360	178,120
Change in accrued interest	3,935	-
Issuance of shares	31,780	(50)
Cash Flows Provided by Financing Activities	181,295	178,070

NET CHANGE IN CASH	(10,437)	282

Cash, beginning of period	10,744	495
Cash, end of period	$307	$777

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

June 30, 2015

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with a working capital deficit of $458,689 and an accumulated deficit of $787,064 at June 30, 2015.

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

NOTE 3 – DEMAND LOANS FROM PRESIDENT

As of June 30, 2015 the Company’s President had provided us with demand loans aggregating $343,430 from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 4 – PRODUCTION AND SIMILAR COSTS

The Company has expensed the initial royalty paid for its licensing agreement with PILOXING® as well as all costs relating to the program associated with the licensing agreement. Costs relating to independent contractors and advisors for designing and producing infomercials to be used in the PILOXING® program, which amount to $420,989 at June 30, 2015, have been deferred. Such costs will be amortized over three to six months after the commercials begin to be aired.  At June 30, 2015, the Company reclassed $137,100, previously reported in deferred production costs to Advances to Dixie Worldwide Productions, Inc.  These advances will be recouped through revenue generation of the PILOXING® program.

During July 2015, the Company decided to terminate its joint venture agreement with Dixie Worldwide Productions, Inc. The Company then conducted a shareholder vote to remove five directors that were associated with Dixie Worldwide Productions, Inc. A significant portion of production costs involved some participation with Dixie Worldwide Productions, Inc.

The Company also incurred costs of $13,049 to develop a new musical song for the Company’s next musical CD. These costs have been deferred and will be amortized when the CD is available for sale.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

June30, 2015

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY AND CONVERTIBLE DEBT

The Company is obligated under fourteen convertible notes payable with an aggregate principal balance of $358,800 at June 30, 2015, all of which mature in 2015 and 2016. The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 478,600 shares if all notes are converted

On April 18, 2015, the Company issued 1,000 shares of Preferred Stock, Par Value $.001 per share, to the President for services rendered, which was valued at $10,000. These shares give the holder a 51% vote in all shareholder votes, which means that the holder controls all shareholder votes. The shares have no dividend or conversion rights.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 1, 2015 through August 13, 2015, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose that impact the financial statements.

During the weeks ended July 17 and July 24, 2015, the Company decided to terminate its joint venture agreement with Dixie Worldwide Productions, Inc. The Company then conducted a shareholder vote to remove five directors, Richard Allen, Sr., Richard Allen, Jr., John Indelicato, Robert Lancaster and Ted Roderick. One director, Russ Regan, resigned. The directors that were removed were associated with Dixie Worldwide Productions, Inc. A significant portion of production costs involved some participation with Dixie Worldwide Productions, Inc.

At June 30, 2015, the Company reclassed $137,100, previously reported in deferred production costs to Advances to Dixie Worldwide Productions, Inc.  These advances will be recouped through revenue generation of the PILOXING® program.

On August 12, 2015, the Company was notified by Piloxing, LLC that Piloxing believes that the Company is in material breach of the licensing agreement entered into on May 19, 2014 and claimed the agreement terminated. The Company disputes this claim and is prepared to defend against all contentions. The Company believes that it has arranged for sufficient financing to undertake the Piloxing project provided that trading of its common stock starts. There can be no assurances that trading of its common stock will commence or, if so, when. If the Piloxing Licensing Agreement is ultimately terminated for any reason, the value of Deferred Production Costs will be seriously impaired.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Operating Plan

Our principal efforts for the next few months will be preparing and developing “The Greatest Story Ever Sung, Special Edition” including:

Developing the marketing and media campaign

Producing the TV commercials

Selecting the test market with a media company

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

A summary of operations for the six months ended June 30, 2015 and 2014 follows:

	2015	2014

Revenue	$81	$541

Costs and Expenses:
Project costs	32,500	50,000
Marketing, general and administrative	61,582	175,407
Total	94,082	225,407

Net (loss)	$(94,001)	$(224,866)

The Company’s activities during the six months ended June 30, 2015 consisted of the PILOXING® program licensing fees and general and administrative, consisting principally of marketing costs and professional and consulting fees.

On August 12, 2015, the Company was notified by Piloxing, LLC that Piloxing believes that the Company is in material breach of the licensing agreement entered into on May 19, 2014 and claimed the agreement terminated. The Company disputes this claim and is prepared to defend against all contentions. The Company believes that it has arranged for sufficient financing to undertake the Piloxing project provided that trading of its common stock starts. There can be no assurances that trading of its common stock will commence or, if so, when. If the Piloxing Licensing Agreement is ultimately terminated for any reason, the value of Deferred Production Costs will be seriously impaired.

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

Liquidity

At June 30, 2015, our Company President provided us with demand loans of $343,430 from his personal resources which were needed to execute a license agreement to become the direct marketer for PILOXING® and certain working capital needs. His personal financial situation precludes him from making additional loans. We issued shares of common stock to cover other expenses and obligations in 2015. The Company received the MMEG trading symbol on March 22, 2015, which will enable us to access potential investors and funding sources.

At June 30, 2015, the Company is obligated under fourteen convertible notes payable with an aggregate principal balance of $358,800, all of which mature within one year. The notes are convertible at prices ranging from $0.50 to $2 per share or an aggregate of 478,600 shares if all notes are converted.

At June 30, 2015, Company was obligated for demand loans aggregating $343,430 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

The Company has two demand loan payable outstanding in the principal amounts of $7,500 and $19,500, respectively. The $7,500 note bears interest at 10.0% per annum, and the $19,500 loan is non-interest bearing. Both notes are unsecured.

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

This Agreement shall become effective on the first day that a trade of the Company’s common stock is executed at or above $0.10, if ever, on the OTCBB or OTCQB. The Company has received a trading symbol MMEG from FINRA, but trading has not yet begun.

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

As of June 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2015 was effective.

During the quarter ended June 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

We will seek to obtain or license entertainment media developed by others. If we are unable to do so or if the entertainment media that we do acquire or license is not well- received in the marketplace, our operations will fail.

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

The President of the Company holds preferred stock which gives him the right to 51% of all shareholder votes. Therefore, he controls all shareholder votes. The decisions of the President may not be in the best interests of other shareholders.

17.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

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

20.

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

21.

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

23.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

32.

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

31.

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

August 14, 2015