Form 10-Q/A
period 2015-06-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2015-08-17
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This Amended Quarterly Report on Form 10-Q is being filed for the purpose of updating the Statement of Cash Flows for the period ended June 30, 2015, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II

ITEM 6

EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101	XBRL

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

(Registrant)

By:/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

August 17, 2015

4