Form 10-Q
period 2015-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2015-11-16
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

Yes      .  No  X .

At November 15, 2015 the number of shares of the Registrant’s common stock outstanding was 78,769,010.

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

MOMENTOUS ENTERTAINMENT GROUP, INC

Balance Sheets

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$31,050	$10,744
Inventory	64,584	55,149
Deferred production costs	458,016	428,098
Advances to Dixie Worldwide Production	137,150	-
Prepaid expenses and other	25,050	14,579
Total Current Assets	715,850	508,570

Total Assets	$715,850	$508,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$100,421	$54,201
Accrued expenses	83,716	87,634
Due to company president	138,945	179,553
Convertible notes payable	408,900	220,580
Loans payable	32,200	7,500
Demand loans due to company president	343,430	355,570
Total Current Liabilities	1,107,612	905,038

Total Liabilities	1,107,612	905,038

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 1,000 shares issued or outstanding	1	-
Common stock: $0.001 par value; 450,000,000 shares authorized; 78,769,010 and 70,515,450 shares issued and outstanding	78,769	70,515
Paid-in capital	357,765	226,080
Accumulated deficit	(828,297)	(693,063)
Total	(391,762)	(396,468)

Total	$715,850	$508,570

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$81	$541

Costs and Expenses:
Project costs	-	-	32,504	50,047
Marketing, general and administrative	36,663	21,386	94,386	196,738
Total Operating Expenses	36,663	21,386	126,890	246,785

Loss from Operations	(36,663)	(21,386)	(126,809)	(246,244)

Other Income (Expense)
Interest Expense	4,490	2,022	8,425	2,022
Total Other Income (Expense)	(4,490)	(2,022)	(8,425)	(2,022)

Net (loss)	$(41,153)	$(23,408)	$(135,234)	$(248,266)

Net (Loss) Per Share: Basic And Diluted	$(.00)	$(.00)	$(.00)	$(.01)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	73,949,45	48,595,672	71,914,973	48,595,524

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Cash Flows

For The Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(135,234)	$(248,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for service	18,160	-
Change in deferred production costs	(29,918)	(362,954)
Change in inventory	(9,435)	105
Change in advances	(137,150)	-
Change in prepaid and other	(10,471)	(20,146)
Change in accounts payable and accrued expenses	1,694	185,118
Cash Flows Provided (Used) by Operating Activities	(302,354)	(446,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of convertible promissory notes	310,100	-
Receipt (Repayment) of demand loans from President	(12,140)	351,820
Change in loans	24,700	102,900
Issuance of shares	-	100
Cash Flows Provided by Financing Activities	322,660	454,820

NET CHANGE IN CASH	20,306	8,677

Cash, beginning of period	10,744	495
Cash, end of period	$31,050	$9,172

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Conversion of convertible notes	$121,780	$-

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

September 30, 2015

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2015 or December 31, 2014

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with a working capital deficit of

$391,762 and an accumulated deficit of $828,297 as of September 30, 2015.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventories consisted of the following components at September 30, 2015:

Piloxing Gloves	$59,165
GSES Recorded CD’s	2,689
Others	2,730

Total Inventory	$64,584

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – DEMAND LOANS FROM PRESIDENT

As of September 30, 2015 the Company’s President had provided us with demand loans aggregating $343,430 from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 5 – PRODUCTION AND SIMILAR COSTS

The Company has expensed the initial royalty paid for its licensing agreement with PILOXING, LLC as well as all costs relating to the program associated with the licensing agreement. Costs relating to independent contractors and advisors for designing and producing infomercials to be used in the PILOXING® program, which amount to $425,149 at September 30, 2015, have been deferred. Such costs will be amortized over three to six months after the commercials begin to be aired.

During July 2015, the Company decided to terminate its joint venture agreement with Dixie Worldwide Productions, Inc. The Company then conducted a shareholder vote to remove five directors that were associated with Dixie Worldwide Productions, Inc. A significant portion of production costs involved some participation with Dixie Worldwide Productions, Inc. The Company reclassed $137,150, previously reported in deferred production costs to Advances to Dixie Worldwide Productions, Inc. These advances will be recouped through revenue generation of the PILOXING® program.

On August 12, 2015, the Company was notified by Piloxing, LLC that Piloxing believes that the Company is in material breach of the licensing agreement entered into on May 19, 2014 and claimed the agreement terminated.  The Company disputes this claim and is prepared to defend against all contentions. The Company believes that it has remedied the issues that were raised by Piloxing.  There are no assurances that the Company will prevail in these negotiations. If the Piloxing Licensing Agreement is ultimately terminated for any reason, the value of Deferred Production Costs and Advances to Dixie Worldwide Production will be seriously impaired.

The Company also incurred total costs of $32,867 to develop various CDs. These costs include $25,295 to develop a new musical song for the Company’s next musical CD. These costs have been deferred and will be amortized when the CDs are available for sale.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY AND CONVERTIBLE DEBT

The Company is obligated under 17 convertible notes payable with an aggregate principal balance of $408,900 at September 30, 2015, all of which mature in 2015 and 2016. The notes are convertible into the Company’s common stock at prices ranging from $0.25 to $2 per share or an aggregate of 1,016,800 shares if all notes are converted.

On April 18, 2015, the Company issued 1,000 shares of Preferred Stock, Par Value $.001 per share, to the President for services rendered, which was valued at $10,000. These shares give the holder a 51% vote in all shareholder votes, which means that the holder controls all shareholder votes. The shares have no dividend or conversion rights.

A summary of activity in shareholders’ equity during the nine months ended September 30, 2015 follows:

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2014	-	$ -	48,595,450	$ 48,595	$ -	$ (352,943)	$ (304,348)
Issuance of shares upon conversion of debt	-	-	3,040,000	3,040	36,960	-	40,000
Issuance of shares to settle accrued liabilities	-	-	5,796,000	5,796	52,164	-	57,960
Issuance of shares for services	-	-	12,908,000	12,908	116,172	-	129,080
Issuance of shares for cash			176,000	176	20,784	-	20,960
Net loss	-	-	-	-	-	(340,120)	(340,120)
Balance, December 31, 2014	-	-	70,515,450	70,515	226,080	(693,063)	(396,468)
Issuance of shares upon conversion of debt	-	-	93,560	94	121,686	-	121,780
Issuance of shares for services	1,000	1	8,160,000	8,160	9,999	-	18,160
Net loss	-	-	-	-	-	(135,234)	(135,234)
Balance, September 30, 2015	1,000	$ 1	78,769,010	$ 78,769	$ 357,765	$ (828,297)	$ (391,762)

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2015 through November 15, 2015, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose that impact the financial  statements.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Operating Plan

Our principal efforts for the next few months will be preparing and developing “The Greatest Story Ever Sung, Special Edition” including:

•

Developing the marketing and media campaign Producing the TV commercials

•

Selecting the test market with a media company

•

Performing the market test including call center response time and service quality Analyzing the market test results Performing campaign adjustments

•

Make infomercial adjustments

Production costs consist of planning, writing, filming and editing the infomercials that will be used in the PILOXING® program. Much of these costs will be incurred with contractors who will work under MEG’s direction. These costs were largely funded by loans from our President.

A summary of operations for the nine months ended September 30, 2015 and 2014 follows:

	2015	2014

Revenue	$81	$541

Costs and Expenses:
Project costs	32,504	50,047
Marketing, general and administrative	94,386	196,738
Interest expense	8,425	2,022
Total	135,315	248,807

Net (loss)	$(135,234)	$(248,266)

The Company’s activities during the nine months ended September 30, 2015 consisted of work relating to the PILOXING® program licensing fees and general and administrative, consisting principally of marketing costs and professional and consulting fees.

On August 12, 2015, the Company was notified by Piloxing, LLC that Piloxing believes that the Company is in material breach of the licensing agreement entered into on May 19, 2014 and claimed the agreement terminated. The Company disputes this claim and is prepared to defend against all contentions. The Company believes that it has remedied the issues that were raised by Piloxing. There are no assurances that the Company will prevail in these negotiations. If the Piloxing Licensing Agreement is ultimately terminated for any reason, the value of Deferred Production Costs and Advances to Dixie Worldwide Production will be seriously impaired.

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

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, and convertible notes payable.  As of September 30, 2015, our Company had cash totaling $31,050, current assets totaling $715,850. We had current liabilities of $1,107,612. Accordingly, we had a working capital deficit of $391,762.

Net cash used by operating activities was $302,354 for the 9 months ended September 30, 2015, and $446,143 for the 9 months ended September 30, 2014.  The decrease in net cash used by operating activities was related to cutbacks in operating expenses. We had no net cash flows from investing activities for the 9 months September 30, 2015 and September 30, 2014.  Net cash provided by financing activities totaled $322,660 for the 9 months ended September 30, 2015 as compared to $454,820 for the 9 months ended September 30, 2014. The net cash provided by financing activities for 9 months ended September 30, 2015 was primarily attributed to the convertible notes payable.

We issued shares of common stock to cover other expenses and obligations in 2015. The Company received the MMEG trading symbol in 2015, which may enable us to access potential investors and funding sources.

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

This Agreement became effective in October 2015 on the first day that a trade of the Company’s common stock is executed at or above $0.10 on the OTCQB.

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

As of September 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2015 was effective.

During the quarter ended September 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

8.

The customer for whom a substantial portion of our deferred costs relate has indicated that it may move to terminate the agreement with us.

On August 12, 2015, the Company was notified by Piloxing, LLC that Piloxing believes that the Company is in material breach of the licensing agreement entered into on May 19, 2014 and claimed the agreement terminated. The Company disputes this claim and is prepared to defend against all contentions. The Company believes that it has remedied the issues that were raised by Piloxing. There are no assurances that the Company will prevail in these negotiations. If the Piloxing Licensing Agreement is ultimately terminated for any reason, the value of Deferred Production Costs and Advances to Dixie Worldwide Production will be seriously impaired

9.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

16.

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

17.

Our chief executive officer controls all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Our chief executive officer holds preferred shares that gives him the right to 51% in all shareholder votes. Therefore, he effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and their compensation level, without the approval of other shareholders. His decisions may not be in the best interests of other shareholders.

18.

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

19.

Currently, there is no established public market for our securities, , and there can be no assurances that any established public market will ever develop and, even if trading begins, it is likely to be subject to significant price fluctuations.

We received a trade symbol, MMEG, in March 2015. However, there is currently no established trading market for our common stock, and no assurances can be given that one will ever develop.

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

24.

A significant  portion  of  our  presently  issued  and outstanding common  shares  are  restricted  under  rule  144  of  the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock (70,769,010 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

25.

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

26.

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

27.

We could be removed from the OTCQB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we would be removed from the OTCQB. As a result, the market liquidity of our securities, if any, could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

28.

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

29.

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

30.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. Based on discussions with our professionals, these costs may reach $50,000 per year during the first two years following the effective date of our Registration Statement. These requirements include compliance with provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time- consuming and costly.

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

31.

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

32.

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

.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015, we issued 8,160,000 shares of common stock and 1,000 shares of preferred stock for services. We also issued 93,560 shares of common stock upon the conversion of notes payable.

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

November 16, 2015