Form 10-K
period 2015-12-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2016-04-11
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

The number of shares outstanding of each of the Registrant’s classes of MMEG common stock, as of April 8, 2016 is 85,719,025 common shares, $0.001 par value per share; 1,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock traded on the OTCBB.  The “value” of the outstanding shares held by non-affiliates, based upon the market value as of April 8, 2016 is $2,577,378

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

Momentous Entertainment Group, Inc. (MMEG” or the “Company”) was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. The Company had very limited activities until June 2011 when we started designing a detailed business plan focused on:

•

creating, producing and distributing quality entertainment content across various media channels including feature film, television, radio, the Internet, as well as various forms of digital media for use in the home or on mobile devices; and

•

utilizing direct response media marketing for our music and film products.

Current Status

MMEG is a media company that plans to operate within four segments of the media industry. These segments include content, distribution, live events and direct marketing. Currently, the content segment has a recording division and a film and television division. The recording division currently is offering an album to the faith market entitled the Greatest Story Ever Sung with music from Susan Olmon and the late Roger Clark and narration of the story of the life of Jesus by Stephen Baldwin. The recording division has also commenced work on a second album project titled, “Crossing – From Here to Eternity” which will be focused on the adult contemporary listening market. The film and television division currently has signed talent contracts with Bobby Dale Earnhardt, Dennis Gile, and the ARCA Truck Series to develop content around the talent and the segment of the sports and entertainment industry in which they make their living. To develop programs using these talent contracts requires MMEG to raise financing.  The likelihood and timing of raising financing cannot be guaranteed.  The distribution segment will focus on the distribution of MMEG content through wholly-owned cable, radio, television, and streaming distribution outlets. The live entertainment segment will focus on highlighting MMEG contracted artists, their content and the creation of additional content that cost has been cover by the consumers. The marketing segment will directly sell MMEG intellectual property to consumers.

On August 12, 2015, the Company was notified by Piloxing, LLC (Piloxing), an early customer, that Piloxing believes that the Company was in material breach of the licensing agreement entered into on May 19, 2014, and claimed the agreement terminated.  Following negotiations, the parties were able to reach a mutual termination agreement, relieving the Company of any liabilities associated with the project.   The Company wrote off all deferred costs relating to the Piloxing project, amounting to $425,773, during the fourth quarter 2015.  In addition, the Company wrote off $61,109 of inventory with the Piloxing logo pertaining to the project.

Summary of Current Roll-up Strategy

We have developed a roll-up business strategy which will be focused on radio and television groups, any technologies the groups may have developed that can be integrated into MMEG’s proposed streaming network and Mom and Pop cable operators.

The Multiple System Operators (MSO) and Internet Service Providers (ISP) that will be targeted will be purchased as available no matter where they may be located in the United States. MMEG is currently searching for tier three operators known as Mom and Pops to stream its radio, television and recording content to subscribers throughout the United States.  Purchases, if completed, will be financed by the issuance of common stock (the success of which is likely to depend on the level of volume of sales of our common stock in the open market to increase significantly) or cash if financing can be obtained of which no assurances can be given.

Most of the targeted stations will likely have independent production staffs at each station facility, which increases cost levels.  These cost levels can be reduced by linking numerous stations under one staff.

Direct Response Marketing

Our chief operating officer, John Pepe, has experience in the fields of advertising and marketing as well as entertainment.

MMEG plans on using Direct Response Marketing to promote and sell:

•

Products that it obtains access to.

•

Consumer entertainment products developed by MMEG.

MMEG will utilize direct response marketing and a variety of advertising channels to increase its exposure among prospective customers. The direct response industry, consisting of direct response television and radio marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the retailing industry.

MMEG’s planned use of direct response TV, if implemented, will allow customers the opportunity to purchase products directly from the infomercial, thereby generating immediate sales and leads.  Websites, email, and social media will be additional priorities for MMEG in building its future sales channels.

MMEG will promote its products through the use of predominantly short and long form infomercials as the basis of its promotional strategy. We believe that television advertising is an effective means of reaching a large target population when marketing consumer products allowing customers the opportunity to immediately answer the “call to action” and purchase products directly from the infomercial, thereby generating immediate sales and leads.

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

Each station or cable network will be assigned a toll-free telephone number by the call center and provided with an individual copy of the show digitally marked to display its unique number throughout the airing. Orders will be recorded by the inbound call center tracking each one as it corresponds to individual stations. Results will be analyzed and presented in a report to compare station results and quantify overall sales.

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

MMEG will concentrate principally on reality content production for its Earnhardt and Gile Sports related reality projects for the next 24 months because of the agreements in place and additional ones being negotiated. MMEG’s strategies for films, which will principally be faith-based or films with a message, after that are:

Co-Productions - involve raising and providing funds for films that have started production and require additional financing. If we are able to obtain financing from contacts of our management, we could be selective in these ventures which are potentially beneficial for several reasons, including MMEG can be the last in, meaning it has a shorter investment span than other investors and can also negotiate to be first out. The co-financing scenarios and requirements would look like this:

•

A studio project that is well-packaged with a good script, key actors, and notable director;

•

An independent film project that is well-packaged with a good script, key actors, and notable Director with 50% financing in place; or

•

An independent film project that is well-packaged with a good script, key actors, and notable director with worldwide distribution in place.

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

MMEG’s ability to produce quality films at or under budget will stem from low overhead and strong relationships with industry suppliers. As MMEG will not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, interim financing will be arranged to cover the cost of producing the film. A completion bond will be mandatory. We cannot provide any assurances as to the likelihood of being able to obtain interim financing or a completion bond.

Acquisition to Rights of Finished Films – We will identify potentially profitable, generally low-budget, films through our network of independent filmmakers as well as industry festivals and trade shows like Sundance, Tribeca, Cannes, and Toronto. While it is possible that one or more of these films will be distributed in theaters, our business plan only relates to revenue sources from non-theatrical outlets.

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

MMEG will market these films to distributors in domestic by utilizing its relationships with distributors for various markets, as well as through industry shows and conferences. In the future, MMEG will consider distributing in international markets to be determined. However, no specific plans exist at this time and will not be undertaken unless and until we have the resources to do so.

Musical Concerts – Our business plan includes the sponsoring of live concerts and other musical events. On March 24, 2016, we incorporated a wholly-owned subsidiary, Music One Corp., which will be the entity that manages these events.

All aspects of MMEG’s business plans require financing to implement.  The Company is seeking such financing in a variety of places.  No assurances can be given as to the likelihood or timing of receiving the necessary financing to implement all or any part of MMEG’s business plan.

Competition

The direct response marketing industry includes numerous companies that market their products on television through infomercials. These companies include including GT Brands, Tri-Star Products, Telebrands, Idea Village, Guthy-Renker, Tilia (a division of Jarden, Inc.), and Sylmark, all of which have significantly greater resources and name recognition than do we. We plan on competing by seeking smaller companies that we can serve in a personal and effective manner and will take advantage of the contacts of the members of our Board of Directors.

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

Intellectual Property

We have no patents or similar assets.

Employees

We have three employees, including our founder and president, Kurt E. Neubauer. Mr. Neubauer devotes full-time to us. John Pepe, our chief operating officer, devotes approximately 90% of his time to us. Tim Williams, executive vice president, devotes 90% of his time to us. Much of the day-to-day work that needs to be done will be done with joint-venture partners and independent contractors.

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

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Our management believes that in recent years there has been an increase in competition in virtually all facets of the motion picture industry. With increased alternative distribution channels for many types of entertainment, the motion picture business competes more intensely than previously with all other types of entertainment activities, as well as television. While increased use of pay-per-view television, pay television channels, and home video products are potentially beneficial, there is no guarantee that we will be able to successfully penetrate these markets. Failure to penetrate these potential distribution channels would have a material adverse impact on our results of operations and ability to maintain operations.

5.

We may be unable to obtain or license entertainment media that will be popular in the marketplace.

We will seek to obtain or license entertainment media developed by others. If we are unable to do so or if the entertainment media that we do acquire or license is not well-received in the marketplace, our operations will fail.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our chief executive officer holds preferred shares that give him the right to 51% in all shareholder votes. Therefore, he effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and compensation levels, without the approval of other shareholders. His decisions may not be consistent with or in the best interests of other shareholders.

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

We received a trade symbol, MMEG, in March 2015 and there is currently low trading levels of our common stock.

There are no assurances can be given that a significant level of trading volume will ever develop.

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

20.

The market for penny stocks has experienced frauds and abuses that could adversely impact our investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promotor or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

21.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control.

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

22.

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

A significant portion of the presently outstanding shares of common stock (57,130,810 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

26.

We could be removed from the OTCBB if we fail to remain current with our financial reporting requirements.

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

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting  standards. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. Because the JOBS Act has only recently been enacted, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, here may be a less active trading market for our common stock and our stock price may be more volatile.

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

30.

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

As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our mailing address is PO Box 861, Sugar Land, Texas 77487-0861. For the foreseeable future Messrs. Neubauer, Pepe and Williams will provide offices in their personal residences. They do not incur incremental costs to provide these offices and, therefore, do not charge us any rent costs. Our telephone number is 800-314-8912.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 8, 2016, there is a generally low level volume of trading for our common stock in the public market.

There can be no assurance that a liquid market for our common stock will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2015, there were 97 stockholders of record of our common stock, and 81,380,810 shares were issued and outstanding.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

ITEM 6. SELECTED FINANCIAL DATA

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Operating Plan

Our principal efforts for the next few months will be preparing and developing our two reality-based television series: “Chasing a Legend:  The Bobby Earnhardt Story” and “The Quarterback Academy with Dennis Gile” and our next musical album: “Crossings:  From Here to Eternity” Including:

•

Developing the film content for both reality series.

•

Selecting the best materials for the related reality episodes to produce two pilots.

•

Working in the studio to produce multiple tracks for the upcoming album.

•

Make any adjustment to finalize production of these products.

Operations

A summary of operations for the years ended December 31, 2015 and 2014 as follows:

	2015	2014
Revenue	$566	$676
Costs and Expenses: Project costs	454,869	50,311
Marketing, general and administrative	561,473	283,131
Loss from operations	(1,015,776)	(332,766)
Interest expense	(11,211)	(7,354)
Net loss	$(1,026,987)	$(340,120)

All of the Company’s activities during 2015 were directed at preparing to be a public company, negotiating a license agreement with a company for the right to do infomercials and commencing the process of producing the infomercials.

The project costs in 2015 relate to initial payments made for the PILOXING® project as well as initial work relating to the contract, along with production costs for the Bobby Dale Earnhardt reality series, The Greatest Story Ever Sung music CD and the Tim Storey-Daily Reminders from Scripture CD.

Marketing, general and administrative costs consist principally of marketing costs and professional and consulting fees.  The Company wrote off $137,150 of advances to Dixie Worldwide Productions, Inc. that was associated with the Piloxing project during the fourth quarter of 2015.  This write-off is included in marketing, general and administrative costs.

Following a mutual termination agreement with PILOXING®, we wrote off all deferred costs associated with that project, amounting to $425,773 during the fourth quarter of 2015 and associated inventory with the Piloxing logo of $61,109.

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $273,782 and $579,361 in 2015 and 2014, respectively. During 2015 and 2014, $263,052 and $589,610 were provided by financing activities and to date the Company has used no cash in investing activities.

As December 31, 2015, the Company was obligated for demand loans of $343,430 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bear interest at 3% per annum.  His personal resources do not permit him to make additional loans to the Company.

At December 31, 2015, the Company is obligated under convertible notes payable due to an unrelated third party, with an aggregate principal balance of $352,000, all of which mature in 2016. The notes are convertible at prices ranging from $0.25 to $2 per share or an aggregate of 915,000 shares if all notes are converted.

The Company has two demand loan payables outstanding in the principal amounts of $7,500 and $24,900, respectively. The $7,500 note bears interest at 10.0% per annum, and the $24,900 loan from an officer and a director is non-interest bearing.  Both notes are unsecured.

On February 1, 2016, The Company has entered into a $280,000 Convertible Loan Agreement with TYPENEX CO-INVESTMENT, LLC, an unaffiliated entity, with the following key provisions:

•

The Note has a 9.1% Original Issue Discount and bears interest at the rate of 10%.

•

The conversion price is fixed at $.35 per share and is subject to reduction if the Company issues shares below the conversion price.

•

The Company will make automatic installment payments beginning 180 days from Closing (and continuing in equal installments for the next 14 months (for a total of 15 payments) or until the balance is paid in full.

•

The Installment Amount due on each Installment Date is equal to the sum of all accrued but unpaid interest and a principal amount equal to approximately $21,167. The Installment Amount can be paid in either cash or Common Stock. If the Company chooses to make a payment in Common Stock, such stock shall be issued at the Market Price. The Market Price of the common stock is defined as 70% of the average of the three lowest closing bid prices for the 20 consecutive trading days prior to the date on which the Market Price is measured. 70% shall be replaced with 60% if the average of the three lowest closing bid prices is less than $.10.

•

Proceeds of this note are available in a series of tranches, the first being $55,000, net of related OID and transaction expense. Remaining tranches will be of similar amount and available based on entity performance and mutual agreement of the parties.

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

ITEM 8. FINANCIAL STATEMENTS

MMEG’s financial statements as of December 31, 2015 and the year then ended start on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2015.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2015, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the year ended December 31, 2015 or the subsequent period that would have required disclosure in a report on Form 8-K except:

On October 2, 2015, the Company entered into an exclusive agreement with Dennis Gile, who runs the Quarterback Academy, under which MMEG has the exclusive rights to produce Mr. Gile’s performance services in connection with a potential reality television series and related ancillary materials in connection therewith, intended for all communication mediums current and future; which includes, but is not limited to broadcast, cable and pay TV networks, Internet, mobile, satellite, cable and IP video services.

On October 5, 2015, the Company  entered into an exclusive agreement with Robbin D. Slaughter and Thomas W. Cumbow, who collectively run ARCA Truck Racing, under which MMEG has the exclusive rights to product Mr. Cumbow’s and Mr. Slaughter’s performance services in connection with a potential reality television series and related ancillary materials in connection therewith, intended for all communications, mediums – current and future, which includes, but not limited to broadcast, cable and pay TV networks, Internet, mobile, satellite, cable, and IP video services.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company (LG) with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two (2) $65,000 front-end notes and two (2) $65,000 back-end notes.  The principal and interest under the notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  LG will deduct legal fees of $3,250 on the funding of each of the Rule 144 notes, as well as on the cash funding of each of the back-end notes, as well as making deductions of $6,500 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes will bear interest at 8%.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company (Adar), with respect to a private investment up to $140,000 of the convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two (2) $35,000 front-end notes and two (2) back-end notes.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  Adar will deduct legal fees of $2,000 on the funding of each of the Rule 144 notes, as well as on the cash funding on each of the back-end notes, as well as making deductions of $3,250 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes shall bear interest at 8%.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Kurt E. Neubauer	64	Chairman of the Board and President
John Pepe	58	Chief Operating Officer, Secretary and Director
Tim Williams	61	Executive Vice President and Director

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

Possible Potential Conflicts

The OTCBB on which we our shares of common stock are traded does not currently have any director independence requirements. . A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Mr. Neubauer is and plans to continue being involved on a full-time basis with us. John Pepe, our chief operating officer, devotes approximately 90% of his time to us. Tim Williams, executive vice president, devotes 90% of his time to us.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on December 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of MMEG:

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

Committees of the Board of Directors

We currently have no independent directors. Concurrent with having sufficient independent members and resources, if ever, the MMEG board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the size of memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by MMEG for any expenses incurred in attending board meetings provided that MMEG has the resources to pay these fees. MMEG will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11. EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The following table shows, for the fiscal period ended December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer and our Vice-President of Business Development.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j) (3)
Kurt E. Neubauer, CEO, CFO and Director
	2015	-	-	$10,000	-	-	-	-	$10,000
	2014	-	-	-	-	-	-	-	-

John Pepe, Chief Operating Officer, Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

Tim Williams, Executive V.P. Business Development, Director	2015	-	-	$8,000	-	-	-	-	$8,000
	2014	-	-	-	-	-	-	-	-

On April 18, 2015, the Company issued 1,000 shares of Preferred Stock, Par Value $.001 per share to Kurt Neubauer for services rendered, which was valued at $10,000.  The shares have no dividend or conversion rights, but give him the right to 51% in all shareholder votes.

On August 14, 2015, the Company issued 8,000,000 shares of Common stock to Tim Williams for services rendered. These shares were valued at $8,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015 we had 81,380,810 shares of common stock outstanding which are held by 97 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2015 of all directors and executive officers of MMEG and of our directors and officers as a group (of which there are currently only three persons).

Title of Class	Name, Title and Address of Beneficial Owner of Shares (a)	Amount of Beneficial Ownership (b)	Percent of Total
Common	Kurt E. Neubauer	21,250,000	26.1
Common	John Pepe	20,250,000	24.9
Common	Tim Williams	12,001,800	14.7

Common	(3 persons)	53,501,800	65.7

(a)

The address for purposes of this table is the Company’s mailing address which is PO Box 861, Sugar Land, Texas 77487- 0861.

(b)

Unless otherwise indicated, MMEG believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The promoters of MMEG are Kurt E. Neubauer, John Pepe and Tim Williams, our three executive officers.

At December 31, 2015 the Company was obligated for demand loans aggregating $343,430 due to Kurt Neubauer. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

At December 31, 2015, the Company had accounts payable of $104,525 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with general and administrative expenses. In addition, the Company had interest payable on demand loans to its President for $15,220.

On April 18, 2015, the Company issued 1,000 shares of Preferred Stock; par value $.001 per share to Kurt Neubauer for services rendered which was valued at $10,000.  The shares have no dividend or conversion rights, but give him the right to 51% in all shareholder votes.

On August 14, 2015, the Company issued 8,000,000 shares of common stock to Tim Williams for services rendered.  These shares were valued at $8,000.

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of three individuals. We do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d) (5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

(a)

understands generally accepted accounting principles and financial statements,

(b)

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

(c)

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

(d)

understands internal controls over financial reporting, and

(e)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

We have incurred fees totaling $37,475 and $25,317 for audit services for the years ended December 31, 2015 and 2014, respectively, for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees:

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2015 and 2014.

Tax Services Fees:

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred for the years ended December 31, 2015 and 2014 amounted to $3,300 and $3,283, respectively.

All Other Fees:

Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

32.1

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Momentous Entertainment Group, Inc.

                  (Registrant)

April 8, 2016

By: /s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

FINANCIAL STATEMENTS

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Momentous Entertainment Group, Inc. Sugar Land, TX

We have audited the accompanying balance sheets of Momentous Entertainment Group, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Thayer O’Neal Company LL.

/s/Thayer O’Neal Company, LLC

Houston, Texas

April 8, 2016

MOMENTOUS ENTERTAINMENT GROUP, INC

BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current Assets:
Cash	$14	$10,744
Inventory	5,984	55,149
Deferred production costs	41,131	428,098
Prepaid expenses and other assets	294	14,579
Total Current Assets	47,423	508,570
Total Assets	$47,423	$508,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$65,929	$54,201
Accrued expenses	8,313	87,634
Due to Company president	119,745	179,553
Convertible notes payable	352,000	220,580
Loans payable	32,400	7,500
Demand loans due to Company president	343,430	355,570
Total Current Liabilities	921,817	905,038
Total Liabilities	921,817	905,038
Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized;
1,000 shares issued or outstanding	1	-
Common stock :0.001 par value; 450,000,000 shares authorized;
81,380,810 and 70,515,450 shares issued and outstanding	81,381	70,515
Paid-in capital	764,274	226,080
Accumulated deficit	(1,720,050)	(693,063)
Total Stockholder's Deficit	(874,394)	(396,468)
Total	$47,423	$508,570

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$566	$676

Operating Expenses
Costs and Expenses: Project costs	454,869	50,311
Marketing, general and administrative	561,473	283,131
Total operating Expenses	1,016,342	333,442

Loss From Operations	(1,015,776)	(332,766)

Other Expense
Interest expense	11,211	7,354

Net (Loss)	$(1,026,987)	$(340,120)

Net (Loss) Per Share: Basic And Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	73,961,414	50,419,957

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit	Total

Balance January 1, 2014	-	$-	$48,595,450	$48,595	$-	$(352,943)	$(304,348)
Issuance of shares upon conversion of debt	-	-	3,040,000	3,040	36,960	-	40,000
Issuance of shares to settle accrued liabilities	-	-	5,796,000	5,796	52,164	-	57,960
Issuance of shares for services	-	-	12,908,000	12,908	116,172	-	129,080
Issuances of shares for cash	-	-	176,000	176	20,784	-	20,960
Net loss			-	-	-	(340,120)	(340,120)
Balance, December 31, 2014	-	-	70,515,450	70,515	226,080	(693,063)	(396,468)
							-
Issuance of Preferred Stock to President for services	1,000	1	-	-	9,999	-	10,000
Issuance of shares to Vice-President for Services	-	-	8,000,000	8,000	-	-	8,000
Issuance of shares upon conversion of debt	-	-	185,360	185	178,495	-	178,680
Issuance of shares for services	-	-	2,680,000	2,681	349,700	-	352,381
Net loss	-	-	-	-	-	(1,026,987)	(1,026,987)
Balance, December 31, 2015	1,000	$1	$81,380,810	$81,381	$764,274	$(1,720,050)	$(874,394)

See accompanying notes to the financial statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,026,987)	$(340,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	370,381	129,080
Changes in operating assets and liabilities:
Change in deferred production costs	386,967	(428,098)
Change in inventory	49,165	(52,276)
Change in prepaid assets and other expenses	14,285	(12,579)
Change in accounts payable and accrued expenses	(67,593)	66,672
Shares Issued to settle accrued liability	-	57,960
Cash Flows Provided (Used) by Operating Activities	(273,782)	(579,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible promissory notes	310,100	220,580
Proceeds of demand loans from Company President	-	355,570
Repayment of demand loans from Company President	(71,948)	-
Proceeds of loans payable	24,900	-
Loan repayment	-	(7,500)
Proceeds from the issuance of common stock	-	20,960
Cash Flows Provided by Financing Activities	263,052	589,610

NET CHANGE IN CASH	(10,730)	10,249
Cash, beginning of period	10,744	495
Cash, end of period	$14	$10,744

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares to settle convertible notes	$185,360	$40,000

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

December 31, 2015

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

The Company’s business plan includes the sponsoring of live concerts and other musical events. On March 24, 2016, it incorporated a wholly-owned subsidiary, Music One Corp., a Nevada Corporation, which will be the entity that manages these events.

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

Inventory

Inventory is valued at cost using the first-in, first-out cost flow assumption. All inventories consist of finished products ready for sale.

Stock-based Compensation

The Company follows Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

The Company follows AS 505-50 in accounting for equity based payments to non-employees. Most equity based payments to date have been to non-employees and this standard provides that such transactions be valued at whichever is more readily determinable, the value of the goods or services received or the value of the shares given up. Since most of these transactions were entered into prior to the date in which our shares were trading, we accounted for these transactions at the share price negotiated with the vendor for their services which per se is the value of the services received.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2015 or 2014.

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

No provision was made for Federal income tax at December 31, 2015 or 2014.

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

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010- 09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

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

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of December 31, 2015.

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

NOTE 4–INVENTORIES

The Company expensed $61,109 of inventory due to the termination agreement with Piloxing, LLC on November 20, 2015. The Company previously purchased women’s and men’s Piloxing gloves and Piloxing water bottle upsells in anticipation of the sales of the Piloxing DVD’s.  Since the termination of the agreement with Piloxing, LLC, the Company determined that the inventory associated with this project was deemed useless and written off as an expense.

The Company’s inventory consists of $5,984 of recordings of CD’s for The Greatest Story Ever Sung and Tim Storey Scriptures at December 31, 2015.

NOTE 5–DEFERRED PRODUCTION COSTS

The Company had incurred deferred production costs in relation to the Piloxing, LLC infomercial materials during 2015 and 2014.  Due to terminating the joint-venture agreement with Dixie Worldwide Productions and a termination agreement with Piloxing, LLC on November 20, 2015, all previous deferred production costs amounting to $425,773 have been expensed at December 31, 2015. These write-offs are included in the accompanying Statements of Operations.

The Company incurred costs of $41,131 to develop a new song for the Company’s next musical CD’s, Tim Storey Scriptures CD and the reality series with Bobby Dale Earnhardt. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 6–MARKETING EXPENSES

The Company issued 1,300,000 shares of common stock to two investor relation firms.  The Company recorded an amount equal to the quoted market value of the 1,300,000 shares of common stock as of the date the work was to commence ($.27 per share).

NOTE 7–CONVERTIBLE DEBT

At December 31, 2015, the Company is obligated under convertible notes payable with an aggregate principal balance of $352,000, all of which mature in 2016. The notes are convertible at prices ranging from $0.25 to $2 per share or an aggregate of 915,000 shares if all notes are converted.

NOTE 8–LOANS

The Company had two demand loan payables outstanding in the principal amounts of $7,500 and $24,900, respectively. The $24,900 non-interest bearing loan is due to a director and officer of the Company.  The $7,500 note bears interest at 10.0% per annum.

NOTE 9–DEMAND LOANS FROM PRESIDENT

At December 31, 2015 the Company was obligated for demand loans aggregating $343,430 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 10–SHARE CAPITAL

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

During 2014, the Company issued 5,796,000 common shares to settle $57,960 in liabilities.

During 2014, the Company issued 12,908,000 common shares in exchange for services amounting to $129,080.

During 2014, the Company issued 3,040,000 common shares related to $40,000 in debt conversions.

During 2014, the company issued 176,000 common shares for cash in the amount of $20,960.

In 2015, the Company issued 1,000 shares of preferred stock to its President for services.  The shares have no dividend or conversion rights, but give him the right to 51% in all shareholder votes.  The issuance of preferred stock was valued at $10,000.

During 2015, the Company issued 8,000,000 shares of common stock to the Company’s Vice-President of Business Development (who is also a member of the Board of Directors) for services valued at $8,000.

During 2015 the Company issued 2,460,000 common shares unrelated third parties in exchange for services valued at $362,580.

During 2015, the Company issued 185,360 shares for conversion of $178,680 of convertible notes.

At December 31, 2015, there were 81,380,810 shares of common stock and 1,000 shares of preferred stock outstanding.

NOTE 11-INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of December 31, 2015 of approximately $916,305. This loss carry forward expires according to the following schedule:

Year Ending December 31,	Amount
2033	$272,000
2034	337,000
2035	307,305
Total	$916,305

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre- tax income from continuing operations for the years ended December 31, 2014 and 2013, due to the following:

Description	2015	2014
Tax provision(benefit) at expected tax rate	$(514,692)	$(114,587)
Application of valuation allowance	514,692	114,587
Income tax provision	$-	$-

Deferred tax assets at December 31, 2015 and 2014 are comprised of net operating loss carry forwards. The amounts for tax purposes could vary from those disclosed above as the Company has not addressed the differences in valuation of share-based compensation for tax purposes.

Tax years 2010-2015; remain subject to examination by the IRS and respective states.

NOTE 12–RELATED PARTY TRANSACTIONS

At December 31, 2015, the Company had accounts payable of $119,745 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with deferred production costs for the Greatest Story Ever Sung CD, the Tim Storey Scriptures CD and the reality series with Bobby Dale Earnhardt, which will be amortized when the CD’s and the reality series are sold. (See Note 9)

The Company entered into a consulting agreement in 2013 with one current officer and director prior to either becoming an officer and director. The agreements were completed prior to either consultant becoming an officer or director. Accrued expenses at December 31, 2015 include $3,000 relating to this agreement.

See Note 7 which describes the issuance of common and preferred shares of the Company’s stock to officers and directors and Note 9 concerning loans due to the Company’s President.

NOTE 13-SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 1, 2016 through April 8, 2016, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except:

On February 9, 2016, The Company has entered into a $280,000 Convertible Loan Agreement with TYPENEX CO-INVESTMENT, LLC, an unaffiliated entity, with the following key provisions:

•

The Note has a 9.1% Original Issue Discount and bears interest at the rate of 10%.

•

The conversion price is fixed at $.35 per share and is subject to reduction if the Company issues shares below the conversion price.

•

The Company will make automatic installment payments beginning 180 days from Closing (and continuing in equal installments for the next 14 months (for a total of 15 payments) or until the balance is paid in full.

•

The Installment Amount due on each Installment Date is equal to the sum of all accrued but unpaid interest and a principal amount equal to approximately $21,167. The Installment Amount can be paid in either cash or Common Stock. If the Company chooses to make a payment in Common Stock, such stock shall be issued at the Market Price. The Market Price of the common stock is defined as 70% of the average of the three lowest closing bid prices for the 20 consecutive trading days prior to the date on which the Market Price is measured. 70% shall be replaced with 60% if the average of the three lowest closing bid prices is less than $.10.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company (LG) with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two (2) $65,000 front-end notes and two (2) $65,000 back-end notes.  The principal and interest under the notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  LG will deduct legal fees of $3,250 on the funding of each of the Rule 144 notes, as well as on the cash funding of each of the back-end notes, as well as making deductions of $6,500 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes will bear interest at 8%.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company (Adar), with respect to a private investment up to $140,000 of the convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two (2) $35,000 front-end notes and two (2) back-end notes.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  Adar will deduct legal fees of $2,000 on the funding of each of the Rule 144 notes, as well as on the cash funding on each of the back-end notes, as well as making deductions of $3,250 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes shall bear interest at 8%.