Form 10-Q
period 2016-03-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2016-05-16
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes      .  No  X .

At May 16, 2016 the number of shares of the Registrant’s common stock outstanding was 86,719,025.

MOMENTOUS ENTERTAINMENT GROUP, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward- looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

MOMENTOUS ENTERTAINMENT GROUP, INC

Balance Sheets

March 31, 2016 and December 31, 2015

(Unaudited)

	2016	2015
ASSETS
Current Assets:
Cash	$21,270	$14
Inventory	5,984	5,984
Deferred production costs	51,775	41,131
Prepaid expenses and other assets	13,745	294
Total Current Assets	92,774	47,423
Total Assets	$92,774	$47,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$75,910	$65,929
Accrued expenses	7,680	8,313
Due to Company president	95,319	119,745
Convertible notes payable	12,000	352,000
Loans payable	21,900	32,400
Demand loans due to Company president	343,430	343,430
Total Current Liabilities	556,239	921,817

Long-Term Liabilities
Notes Payable	145,000	-
Derivative Liability	224,540	-
Total Long-Term Liabilities	369,540	-
Total Liabilities	925,779	921,817

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock: $0.001 par value; 450,000,000 shares authorized; 85,719,025 and 81,380,810 shares issued and outstanding	85,719	81,381
Paid-in capital	1,273,686	764,274
Accumulated deficit	(2,192,411)	(1,720,050)
Total Stockholder's Deficit	(833,005)	(874,394)
Total	$92,774	$47,423

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Revenue	$2,500	$20

Operating Expenses
Costs and Expenses: Project costs	-	-
Marketing, general and administrative	246,330	20,757
Total operating Expenses	246,330	20,757

Loss From Operations	(243,830)	(20,737)

Other Expense
Interest Expense	219,444	-
Change in Derivative Liability	9,087	-
Total Other Expense	228,531	-

Net (Loss)	$(472,361)	$(20,737)

Net (Loss) Per Share: Basic And Diluted	$(0.01)	$(0.00)

Weighted Average Number Of Shares Outstanding: Basic And Diluted	82,332,735	70,515,450

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statement of Stockholders’ Deficit

For The Three Months Ended March 31, 2016

(Unaudited)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Deficit	Total

Balance January 1, 2015	-	$ -	70,515,450	$ 70,515	$ 226,080	$ (693,063)	$ (396,468)

Issuance of Preferred Stock to President for services	1,000	1	-	-	9,999	-	10,000
Issuance of shares to Vice-President for services	-	-	8,000,000	8,000	-	-	8,000
Issuance of shares upon conversion of debt	-	-	185,360	185	178,495	-	178,680
Issuance of shares for services	-	-	2,680,000	2,681	349,700	-	352,381
Net loss	-	-	-	-	-	(1,026,987)	(1,026,987)
Balance, December 31, 2015	1,000	1	81,380,810	81,381	764,274	(1,720,050)	(874,394)

Issuance of shares upon conversion of debt	-	-	3,903,215	3,903	336,097	-	340,000
Issuance of shares for services	-	-	435,000	435	113,315	-	113,750
Issuance of Warrant Shares	-	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	-	(472,361)	(472,361)
Balance, March 31, 2016	1,000	$ 1	85,719,025	$ 85,719	$ 1,273,686	$(2,192,411)	$ (833,005)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statement of Cash Flows

For The Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(472,361)	$(20,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	113,750	-
Change in deferred production costs	(10,644)	-
Change in prepaid assets and other expenses	(13,451)	(113,932)
Change in accounts payable and accrued expenses	9,348	54,068
Shares Issued to settle accrued liability	-	(12,140)
Derivative Liability	224,540	-
Issuance of Warrant Shares	60,000	-
Cash Flows Provided (Used) by Operating Activities	(88,818)	(92,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible promissory notes	-	83,000
Net Proceeds from Related Parties	(10,500)	-
Due to Company President	(24,426)	-
Proceeds from Notes Payable	145,000	-
Loan repayment	-	-
Cash Flows Provided by Financing Activities	110,074	83,000

NET CHANGE IN CASH	21,256	(9,741)
Cash, beginning of period	14	10,744
Cash, end of period	$21,270	$1,003

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares to settle convertible notes	$3,903,215	$-
Derivative Liability	224,540	-
Issuance of Warrant Shares	60,000	-
Total Non-Cash Financing Transactions	$4,187,755	$-

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

March 31, 2016

(unaudited)

NOTE 1–ORGANIZATION, BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:  Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the current nature of these instruments. Debt approximates fair value based on interest rates available for similar financial arrangements. Derivative liabilities which have been bifurcated from host convertible debt agreements are presented at fair value.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debts or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the binomial option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if these is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, are also valued using the binomial option-pricing model.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2016 or December 31, 2015.

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

NOTE 2–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of March 31, 2016.

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

NOTE 3–DEFERRED PRODUCTION COSTS

The Company incurred costs of $51,775 to develop a new song for the Company’s next musical CD’s, Tim Storey Scriptures CD, the reality series with Bobby Dale Earnhardt and the reality series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 4–CONVERTIBLE DEBT

Convertible debt as of March 31, 2016 and December 31, 2015, consisted of the following:

Short-term convertible debt:

Description	March 31, 2016	December 31, 2015
Note payable, non-interest bearing due in 2016, convertible at $2.00 per share on or before maturity, subsequently converted in 2016.	$-	$50,000
Notes payable, non-interest bearing due in 2016, convertible at $1.00 per share on or before maturity, all but $12,000 subsequently converted in 2016.	12,000	14,000
Notes payable, non-interest bearing, due in 2016, convertible at $0.50 per share on or before maturity, subsequently converted in 2016.	-	138,000
Note payable, non-interest bearing due in 2016, convertible at $0.25 per share on or before maturity, subsequently converted in 2016.	-	150,000
Total	$12,000	$352,000

Long-term convertible debt:

Description	March 31, 2016	December 31, 2015
Typenex Co-Investment tranche 1 – loan agreement described below	$45,000	$-
LG Capital Funding tranche 1 – loan agreement described below	65,000	-
Adar Bays, LLC tranche 1 – loan agreement described below	35,000	-
Total	$145,000	$-

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

As of March 31, 2016, the Company borrowed $45,000 against this Convertible Loan Agreement. The Company evaluated the floating conversion rate associated with this debt instrument and determined that it was a derivative and nature was not clearly and closely associated with the host instrument such that it constituted an embedded derivative liability which required it to be separately accounted for form the host instrument.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company (LG) with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two (2) $65,000 front-end notes and two (2) $65,000 back-end notes.  The principal and interest under the notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  LG will deduct legal fees of $3,250 on the funding of each of the Rule 144 notes, as well as on the cash funding of each of the back-end notes, as well as making deductions of $6,500 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes will bear interest at 8%.  As of March 31, 2016, The Company borrowed $65,000 against this Convertible Loan Agreement.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company (Adar), with respect to a private investment up to $140,000 of the convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two (2) $35,000 front-end notes and two (2) back-end notes.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  Adar will deduct legal fees of $2,000 on the funding of each of the Rule 144 notes, as well as on the cash funding on each of the back-end notes, as well as making deductions of $3,250 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes shall bear interest at 8%. As of March 31, 2016, the Company borrowed $35,000 against this Convertible Loan Agreement.

In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities require that instruments with embedded derivative features be valued at their market values.  The Company hired a valuation consultant to value the Typenex, LG Capital and Adar Bays notes for the derivative portion of the instruments.  The consultant used the Binomial model to value the derivative liability for the quarter ending March 31, 2016 at $224,540, with a derivative liability expense of $224,540.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is the major category of liabilities measured at fair value on a recurring basis as of March 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs

(Level 3):

Derivative Liabilities from Convertible Notes (Level 3)	$224,540
Total	$224,540

NOTE 6 – LOANS

The Company had a demand loan payable outstanding in the principal amount of $21,900, which is a non-interest bearing loan and it is due to a director and officer of the Company. The note is unsecured.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company issued 435,000 shares of common stock for professional services in relation to production costs and services relating to the reality television series and music production during the first quarter of 2016.  The Company issued 3,903,215 shares of common stock for note conversions at March 31, 2016.

The Company entered into an advisory agreement with T. McNeil Advisors LLC to perform advisory and strategic services for the Company on March 1, 2016.  The term of the agreement will renew quarterly up to two years, unless the Company gives 30 days’ notice to terminate.  The Company agreed to pay $60,000 per year in equal installments of $5,000 per month and $240,000 per year in warrants, $60,000 for each quarter, priced at market.  On March 23, 2016, the Company issued 461,538 warrant shares at an aggregate price of $60,000.

NOTE 8–RELATED PARTY TRANSACTIONS

At March 31, 2016, the Company had accounts payable of $95,219 due to its President. This amount relates to $77,530 in payments made by the Company’s President on behalf of the Company in connection with deferred production costs for the Greatest Story Ever Sung CD, the Tim Storey Scriptures CD, and the two reality series with Bobby Dale Earnhardt and Dennis Gile, which will be amortized when the CD’s and the reality series are sold (Note 3), and administrative costs.  In addition, the Company has accrued interest to the President on the $343,430 demand loan of $17,789.

NOTE 9-SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 1, 2016 through May 16, 2016, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except:

On April 26, 2016, the Company entered into an agreement with Dream Team Network for advertising, branding, marketing, public relations and social media services for $24,000 for 240 days.  The payments are $1,500 per month for the first 60 days and $3,000 per month for the next 90 days and $4,000 per month for the next 90 days.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

•

Make any adjustment to finalize production of these products.

Operations

A summary of operations for the years ended March 31, 2016 and 2015 as follows:

	2016	2015
Revenue	$2,500	$20
Costs and Expenses: Project costs	-	-
Marketing, general and administrative	246,330	20,757
Loss from operations	(243,830)	(20,737)
Interest expense	219,444	-
Change in Derivative Liability	9,087	-
Net loss	$(472,361)	$(20,737)

Marketing, general and administrative costs consist principally of marketing costs and professional consulting fees.

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $88,818 and $92,741 at March 31, 2016 and 2015 respectively. During the first quarter 2016, and 2015, $110,074 and $83,000 were provided by financing activities and to date, the Company has used no cash in investing activities.

At March 31, 2016 the Company was obligated for demand loans of $343,430 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bear interest at 3% per annum.  His personal resources do not permit him to make additional loans to the Company.

At March 31, 2016, the Company is obligated under one convertible notes payable due to an unrelated third party, with a principal balance of $12,000, which matures in 2016. The note is convertible at $1 per share price or an aggregate of 12,000 shares if the note is converted.

The Company has one demand loan payable outstanding in the principal amount of $21,900, from an officer and a director and is non-interest bearing.  The note is unsecured.

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

As of March 31, 2016, The Company borrowed $45,000 against this Convertible Loan Agreement.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company (LG) with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two (2) $65,000 front-end notes and two (2) $65,000 back-end notes.  The principal and interest under the notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  LG will deduct legal fees of $3,250 on the funding of each of the Rule 144 notes, as well as on the cash funding of each of the back-end notes, as well as making deductions of $6,500 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes will bear interest at 8%. As of March 31, 2016, The Company borrowed $65,000 against this Convertible Loan Agreement.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company (Adar), with respect to a private investment up to $140,000 of the convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two (2) $35,000 front-end notes and two (2) back-end notes.  The principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back.  Adar will deduct legal fees of $2,000 on the funding of each of the Rule 144 notes, as well as on the cash funding on each of the back-end notes, as well as making deductions of $3,250 to Carter, Terry & Co. on the cash funding of each of those notes.  The notes shall bear interest at 8%. As of March 31, 2016, the Company borrowed $35,000 against this Convertible Loan Agreement.

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

As of March 31, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2016 was effective.

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

A significant portion of the presently outstanding shares of common stock (61,219,025 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we issued 435,000 shares of common stock for services. We also issued 3,903,215 shares of common stock upon the conversion of notes payable.

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

May 16, 2016