Form 10-Q
period 2016-06-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2016-08-15
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes      .  No  X .

At August 15, 2016 the number of shares of the Registrant’s common stock outstanding was 87,237,435.

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

MOMENTOUS ENTERTAINMENT GROUP, INC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	2016	2015
ASSETS
Current Assets:
Cash	$-	$14
Inventory	5,984	5,984
Deferred production costs	63,100	41,131
Prepaid expenses and other assets	21,194	294
Total Current Assets	90,278	47,423
Total Assets	$90,278	$47,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$123,640	$65,929
Accrued expenses	9,247	8,313
Due to Company President	78,729	119,745
Convertible notes payable	219,000	352,000
Loans payable	1,500	7,500
Loans payable to related party	21,900	24,900
Demand loans due to Company President	343,430	343,430
Derivative liability	233,455	-
Total Current Liabilities	1,030,901	921,817

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 1,000 shares issued or outstanding	1	1
Common stock: $0.001 par value; 450,000,000 shares authorized; 87,237,435 and 81,380,810 shares issued and outstanding	87,237	81,381
Paid-in capital	1,347,819	764,274
Accumulated deficit	(2,375,680)	(1,720,050)
Total Stockholders’ Deficit	(940,623)	(874,394)
Total	$90,278	$47,423

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Revenue	$-	$61	$2,500	$81

Operating Expenses:
Project Costs	-	32,500	-	32,500
Marketing, general and administrative	167,057	38,725	413,836	57,647
Total Operating Expenses	167,057	71,225	413,836	90,147

Loss from Operations	(167,057)	(71,164)	(411,336)	(90,066)

Other Income(Expense)
Interest Expense	63,784	2,100	283,229	3,935
Change in Derivative Liability	(48,022)	-	(38,935)	-
Total Other Income(Expense)	15,762	2,100	244,294	3,935

Net (Loss)	$(182,819)	$(73,264)	$(655,630)	$(94,001)

Net (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	86,732,665	70,375,479	85,003,758	57,955,171

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statement of Stockholders’ Deficit

For The Six Months Ended June 30, 2016

(Unaudited)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Deficit	Total

Balance January 1, 2015	-	$ -	70,515,450	$ 70,515	$ 226,080	$ (693,063)	$ (396,468)

Issuance of Preferred Stock to President for services	1,000	1	-	-	9,999	-	10,000
Issuance of shares to Vice-President for services	-	-	8,000,000	8,000	-	-	8,000
Issuance of shares upon conversion of debt	-	-	185,360	185	178,495	-	178,680
Issuance of shares for services	-	-	2,680,000	2,681	349,700	-	352,381
Net loss	-	-	-	-	-	(1,026,987)	(1,026,987)
Balance, December 31, 2015	1,000	1	81,380,810	81,381	764,274	(1,720,050)	(874,394)

Issuance of shares upon conversion of debt	-	-	3,903,215	3,903	336,097	-	340,000
Issuance of shares for services	-	-	1,953,410	1,953	238,126	-	240,079
Issuance of warrants for services	-	-	-	-	9,322	-	9,322
Net loss	-	-	-	-	-	(655,630)	(655,630)
Balance, June 30, 2016	1,000	$ 1	87,237,435	$ 87,237	$1,347,819	$(2,375,680)	$(940,623)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Statement of Cash Flows

For The Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(655,630)	$(94,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	240,079	-
Change in deferred production costs	(21,968)	-
Derivative liability	233,455	-
Issuance of warrants for services	9,322	-
Change in prepaid assets and other expenses	(20,901)	(146,045)
Change in inventory	-	(1,941)
Change in accounts payable and accrued expenses	58,645	54,190
Cash Flows Provided (Used) by Operating Activities	(156,998)	(187,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible promissory notes	10,000	138,220
Repayment of related parties notes payable	(9,000)	-
Due to Company President	(41,016)	-
Proceeds from notes payable	197,000	7,360
Issuance of shares	-	31,780
Cash Flows Provided by Financing Activities	156,984	177,360

NET CHANGE IN CASH	(14)	(10,437)
Cash, beginning of period	14	10,744
Cash, end of period	$-	$307

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares to settle convertible notes	$340,000	$-
Derivative liability	233,455	-
Issuance of warrants for services	9,322	-
	$582,777	$-

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

June 30, 2016

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments, such as warrants, is also valued using the binomial option-pricing model.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2016 or December 31, 2015.

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

NOTE 2–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of June 30, 2016.

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

NOTE 3–DEFERRED PRODUCTION COSTS

The Company incurred costs of $63,100 to develop a new song for the Company’s next musical CD’s, Tim Storey Scriptures CD, the reality series with Bobby Dale Earnhardt and the reality series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 4–CONVERTIBLE DEBT

Convertible debt as of June 30, 2016 and December 31, 2015, consisted of the following:

Short-Term convertible debt:
	June 30,	December 31,
Description	2016	2016

Note payable, non-interest bearing due in 2016, convertible at $2.00 per share on or before maturity, subsequently converted in 2016.	$-	$50,000

Notes payable, non-interest bearing due in 2016, convertible at $0.50 per share on or before maturity, all but $12,000 subsequently converted in 2016.	12,000	14,000

Notes payable, non-interest bearing, due in 2016, convertible at $0.50 per share on or before maturity, subsequently converted in 2016.	-	138,000

Note payable, non-interest bearing due in 2016, convertible at $0.25 per share on or before maturity, subsequently converted in 2016.	-	150,000

Short-Term convertible debt - Posner McLane, LLC, non-interest bearing due in 2017, convertible at OTCBB closing price per share on the monthly payment date	10,000	-

Typenex Co-Investment tranche 1 – loan agreement described below	45,000	-

LG Capital Funding tranche 1 – loan agreement described below	102,000	-

T. McNeil Advisors – loan agreement described below	15,000	-

Adar Bays, LLC tranche 1 – loan agreement described below	35,000	-

Total	$219,000	$352,000

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

As of June 30, 2016, the Company borrowed $45,000 against this Convertible Loan Agreement. As of June 30, 2016, the Company recorded $1,755 in accrued interest on this loan agreement.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two $65,000 front-end notes and two $65,000 back-end notes.  The principal and interest outstanding under this Agreement will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted.  The notes bear interest at 8%.   As of June 30, 2016, The Company borrowed a total of $102,000 against this Convertible Loan Agreement and accrued interest of $2,144 relating to this amount has been recorded. The Company has also recorded $13,600 in broker’s fees and $7,250 in legal fees associated with these borrowings.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company, with respect to a private investment up to $140,000 of convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two $35,000 front-end notes and two back-end notes. The outstanding principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. Until the Notes have been converted, the Company shall not consummate any convertible financing or a registered offering of securities. If the Company violates this provision, the discount rate set forth above shall be increased from 45% to 65% and the prepay premium shall be increased by 20%. The notes shall bear interest at 8%. As of June 30, 2016, the Company has borrowed $35,000 against this Convertible Loan Agreement and recorded $756 in accrued interest on this loan agreement.  The Company also recorded $3,500 in broker’s fees and $2,000 in legal fees associated with this borrowing.

On May 17, 2016, the Company entered into an advisory agreement with Posner McLane, LLC, to provide merger and acquisition consulting services.  The Company has agreed to pay Posner McLane, LLC a monthly consulting fee equal to $20,000 per month in cash or in the form of shares of common stock of the Company to be calculated at the closing price per share of the Company’s common stock as traded on the OTCBB or on the NASDAQ on the day the payment is due.  As of June 30, 2016, the Company issued 418,410 shares of common stock to Posner McLane, LLC at the share price of $0.0478, equal to $20,000 for one month and recorded $10,000 in short-term convertible debt.

On June 3, 2016, the Company entered into a Convertible Note Agreement with T. McNeil Advisors, LLC for $15,000 with interest of 8% per annum and a maturity date of June 3, 2017.  The $15,000 note was issued as full consideration for three months of advisory services. The Company is entitled, at its option, at any time, to convert all or any of the outstanding principal into shares of common stock of Company at a conversion price for each share of common stock equal to 65% of the lowest trading price of the common stock as reported in the OTC Marketplace Exchange. As of June 30, 2016, the Company recorded accrued interest of $94 on this note agreement.

The Company evaluated the floating conversion rates associated with the debt instruments described above and determined that each constituted an embedded derivative as its nature was not clearly and closely associated with the host instrument. As such each were required to be separately accounted for from the host instrument. In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities the Company accounts for instruments with embedded derivative features at their fair values.  The Company engaged a valuation consultant to value the Typenex, LG Capital, Adar Bays and T. McNeil Advisors, LLC notes for the derivative portion of the instruments.  The consultant used the Binomial model to value the derivative liability for the quarter ended June 30, 2016 at $233,455, with a derivative liability expense of $(38,935).

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is the major category of liabilities measured at fair value on a recurring basis as of June 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs

(Level 3):

Derivative Liabilities from Convertible Notes (Level 3)	$233,455
Total	$233,455

NOTE 6 – LOANS

As of June 30, 2016, the Company had a demand loan payable outstanding in the principal amount of $21,900, a non-interest bearing loan which is due to a director and officer of the Company. The note is unsecured.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company issued 1,953,410 shares of common stock for professional services in relation to production costs and services relating to the reality television series and music production during the first six months of 2016.  The Company issued 3,903,215 shares of common stock for note conversions for the six month period ended June 30, 2016.

The Company entered into an advisory agreement with T. McNeil Advisors, LLC to perform advisory and strategic services for the Company on March 1, 2016.  The term of the agreement will renew quarterly up to two years, unless the Company gives 30 days’ notice to terminate. The Company agreed to pay $60,000 in annual consulting fees at the rate of $5,000 per month, renewable on a quarterly basis. As of June 30, 2016, the Company entered into a warrant agreement that could be exercised to purchase up to 461,538 shares at a price of $0.13 per share. The warrant agreement has been recorded at its fair value using a binomial valuation of $9,322.

NOTE 8–RELATED PARTY TRANSACTIONS

At June 30, 2016 the Company was obligated for:

i.

Demand loans aggregating $343,430 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bears interest at 3% per annum.  At June 30, 2016, accrued interest totaled $20,358.

ii.

Accounts payable of $58,371 due to its President.  The amount relates to payments made by the Company’s President on behalf of the Company in connection with deferred production costs for the Greatest Story Ever Sung CD, the Tim Storey Scriptures, CD, and the two reality series with Bobby Dale Earnhardt and Dennis Gile, which deferred costs will be amortized when the CD’s and the reality series are sold (Note 3), and administrative costs.

iii.

Demand loan payable outstanding in the principal amount of $21,900, a non-interest bearing loan which is due to a director and officer of the Company. The note is unsecured.

NOTE 9-SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2016, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except:

On July 28, 2016, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LLP (Southridge) in which the Company has agreed to issue and sell Southridge (the “Put Shares”) of its common stock, $0.001 par value per share from time to time for an aggregate investment price of up to $3,000,000.

Southridge will pay 88% of the average of the daily volume weighted average price during the Valuation Period for put shares and the equity line terminates on the earlier of: (i) 24 months from the effective date of the registration statement filed in connection with the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased shares of our common stock pursuant to the Equity Purchase Agreement for an aggregate maximum purchase price of $3,000,000. The number of shares to be purchased by Southridge under the Equity Purchase Agreement may never exceed the number of shares that, when added to the number of shares of the Company’s common stock then beneficially owned by Southridge, would exceed 9.99% of the Company’s shares of common stock outstanding. The Company has agreed to file an S1 Registration Statement with the Securities and Exchange Commission with respect to the shares that may be sold under the Equity Purchase Agreement.  No sales will occur until that Registration Statement is effective.

On July 28, 2016, The Company entered into a $50,000 Promissory Note with Southridge Advisors II, LLC, plus interest in the amount of 10% per annum on outstanding principal on January 31, 2017, the maturity date.  The Company entered into this Promissory Note as a commission for the Equity Purchase Agreement stated above.

On August 8, 2016 Typenex Co-Investment, LLC sent a Lender Conversion Notice to the Company to convert $20,000 at the conversion price of $0.002750 for 7,272,727 shares of the Company’s Common Stock for Tranche No. 1 as described in Note 4.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Operating Plan

Our principal efforts for the next few months will be preparing and developing the following:

1)

Film & TV Content Online Streaming Distribution

The Company has signed an agreement to deliver film, TV and sports content on a video on demand and subscription video on demand business model with Pool Works, Germany’s largest social media platform with 10 million plus members.  The Company will source the film, TV and sports content from their Hollywood and global relationships, and work with a designated video delivery platform to fulfill the integration into the social media websites.

2)

Reality TV Series

The Company’s two planned reality TV series “The Bobby Earnhardt Show” and “Dennis Gile: Quarterback Academy” are being reviewed by a professional talent agency for representation.  Additionally, the Company has been approached by another industry production company to source sponsorships for “The Bobby Earnhardt Show” and “Dennis Gile: Quarterback Academy.”  We are currently in discussions to determine the next steps.

3)

Music

The Company has started work on a third album, titled “Crossing – From Here to Eternity,” which will feature singing artist Suzanne Olmon and a special appearance by Grammy award-winner singer, Cynthia Clawson.  The work will be focused on the adult contemporary listening market to offer the broadest appeal possible and afford us the opportunity for radio airtime play, and being rated on platforms such as Billboard. The album is currently in the planning and rehearsal phase with plans of moving into the recording studio by the fourth quarter of 2016.

4)

Merger & Acquisition Program

The Company has developed and started implementing an acquisition plan to acquire several international film and TV distribution companies. The Company has been working with an advisor to assist in this process.  Acquisitions, if they occur, will likely be done using common stock of the Company which is likely to require increases in the trading volume and price of the Company’s common stock.

Operations

A summary of operations for the six months ended June 30, 2016 and 2015 as follows:

	2016	2015
Revenue	$2,500	$81
Costs and Expenses: Project costs	-	32,500
Marketing, general and administrative	413,836	57,647
Loss from operations	(411,336)	(90,066)
Interest expense	283,229	3,935
Change in Derivative Liability	(38,935)	-
Net loss	$(655,630)	$(94,001)

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $156,998 and $191,732 at June 30, 2016 and 2015 respectively. During the second quarter 2016, and 2015, $156,984 and $181,295 were provided by financing activities and to date, the Company has used no cash in investing activities.

At June 30, 2016 the Company was obligated for demand loans of $343,430 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bears interest at 3% per annum.  His personal resources do not permit him to make additional loans to the Company.

At June 30, 2016, the Company is obligated under one convertible notes payable due to an unrelated third party, with a principal balance of $12,000, which matures in 2016. The note is convertible at $0.50 per share price or an aggregate of 24,000 shares if the note is converted.

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

As of June 30, 2016, the Company borrowed $45,000 against this Convertible Loan Agreement. The Company evaluated the floating conversion rate associated with this debt instrument and determined that it was a derivative and nature was not clearly and closely associated with the host instrument such that it constituted an embedded derivative liability which required it to be separately accounted for from the host instrument. As of June 30, 2016, the Company recorded $1,755 in accrued interest on this loan agreement.

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two $65,000 front-end notes and two $65,000 back-end notes.  The principal and interest outstanding under this Agreement will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted.  The notes bear interest at 8%.  As of June 30, 2016, The Company borrowed a total of $102,000 against this Convertible Loan Agreement and accrued interest of $2,144 relating to his amount has been recorded.  The Company has also recorded $13,600 in broker fees and $7,250 in legal fees associated with these borrowings.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company, with respect to a private investment up to $140,000 of convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two $35,000 front-end notes and two back-end notes.  The outstanding principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. The notes bear interest at 8%. As of June 30, 2016, the Company has borrowed $35,000 against this Convertible Loan Agreement and recorded $756 in accrued interest on this loan agreement.  The Company also recorded $3,500 in broker’s fees and $2,000 in legal fees associated with this borrowing.

On June 3, 2016, the Company entered into a Convertible Note Agreement with T. McNeil Advisors, LLC for $15,000 with interest of 8% per annum and a maturity date of June 3, 2017.  The $15,000 note was issued as full consideration for three months of advisory services.

The Company is entitled, at its option, at any time, to convert all or any of the outstanding principal into shares of common stock of Company at a conversion price for each share of common stock equal to 65% of the lowest trading price of the common stock as reported in the OTC Marketplace Exchange. As of June 30, 2016, the Company recorded accrued interest of $94 on this note agreement.

On July 28, 2016, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LLP (Southridge) in which the Company has agreed to issue and sell Southridge (the “Put Shares”) of its common stock, $0.001 par value per share from time to time for an aggregate investment price of up to $3,000,000.

Southridge will pay 88% of the average of the daily volume weighted average price during the Valuation Period for put shares and the equity line terminates on the earlier of: (i) 24 months from the effective date of the registration statement filed in connection with the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased shares of our common stock pursuant to the Equity Purchase Agreement for an aggregate maximum purchase price of $3,000,000. The number of shares to be purchased by Southridge under the Equity Purchase Agreement may never exceed the number of shares that, when added to the number of shares of the Company’s common stock then beneficially owned by Southridge, would exceed 9.99% of the Company’s shares of common stock outstanding. The Company has agreed to file an S1 Registration Statement with the Securities and Exchange Commission with respect to the shares that may be sold under the Equity Purchase Agreement.  No sales will occur until that Registration Statement is effective.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

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

As of June 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2016 was effective.

During the quarter ended June 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2015 that states that this lack of resources causes’ substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, we issued 1,953,410 shares of common stock for services.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

MINE SAFETY DISCLOSURES

N/A

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
10.8	Southridge Partners II, LLP Equity Purchase Agreement

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

                           (Registrant)

By:/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

August 15, 2016