Form 10-Q
period 2016-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2016-11-16
CIK 1602381

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes      .  No  X .

At November 14, 2016 the number of shares of the Registrant’s common stock outstanding was 267,135,483.

27

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

MOMENTOUS ENTERTAINMENT GROUP, INC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	2016	2015
ASSETS
Current Assets:
Cash	$8	$14
Inventory	3,294	5,984
Deferred production costs, net of impairment of $4,964	60,825	41,131
Prepaid expenses and other assets	27,114	294
Total Current Assets	91,241	47,423
Total Assets	$91,241	$47,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$146,824	$65,929
Accrued expenses	14,375	8,313
Due to Company President	77,089	119,745
Notes payable	2,500	7,500
Notes payable – related party	365,680	368,330
Convertible notes payable	209,500	352,000
Derivative liability	163,910	-
Total Current Liabilities	979,878	921,817
Total Liabilities	979,878	921,817

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 1,000 shares issued or outstanding	1	1
Common stock: $0.001 par value; 450,000,000 shares authorized; 102,080,290 and 81,380,810 shares issued and outstanding	102,080	81,381
Paid-in capital	1,450,181	764,274
Accumulated deficit	(2,440,899)	(1,720,050)
Total Stockholders’ Deficit	(888,637)	(874,394)
Total	$91,241	$47,423

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Revenue	$-	$-	$2,500	$81

Operating Expenses:
Project Costs	-	-	-	32,504
Marketing, general and administrative	121,121	36,663	542,062	94,386
Total Operating Expenses	121,121	36,663	542,062	126,890

Loss from Operations	(121,121)	(36,663)	(539,562)	(126,809)

Other Income(Expense)
Interest Expense	6,538	4,490	289,767	8,425
Change in Derivative Liability	(69,545)	-	(108,480)	-
Total Other Income(Expense)	(63,007)	(4,490)	181,287	(8,425)

Net (Loss)	$(58,114)	$(41,153)	$(720,849)	$(135,234)

Net (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	91,454,000	73,949,450	87,142,990	71,914,973

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Deficit	Total

Balance, December 31, 2015	1,000	$ 1	81,380,810	$ 81,381	$ 764,274	$(1,720,050)	$(874,394)

Issuance of shares upon conversion of debt	-	-	12,777,193	12,777	364,428	-	377,205
Issuance of shares for services	-	-	7,922,287	7,922	312,157	-	320,079
Issuance of warrants for services	-	-	-	-	9,322	-	9,322
Net loss	-	-	-	-	-	(720,849)	(720,849)
Balance, September 30, 2016	1,000	$ 1	102,080,290	$ 102,080	$ 1,450,181	$(2,440,899)	$(888,637)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(720,849)	$(135,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	320,079	18,160
Change in deferred production costs	(19,693)	(29,918)
Derivative liability	163,910	-
Issuance of Warrant Shares	9,322	-
Change in advances	-	(137,150)
Change in prepaid assets and other expenses	(26,820)	(10,471)
Change in inventory	2,690	(9,435)
Change in accounts payable and accrued expenses	86,956	1,694
Cash Flows Provided (Used) by Operating Activities	(184,405)	(302,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible promissory notes	234,705	310,100
Notes payable	(5,000)	-
Payments to related parties	(45,306)	12,560
Cash Flows Provided by Financing Activities	184,399	322,660

NET CHANGE IN CASH	(6)	20,306
Cash, beginning of period	14	10,744
Cash, end of period	$8	$31,050

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Conversion of convertible notes	$377,205	$121,780
Derivative liability	163,910	-
Issuance of warrant shares	9,322	-
	$550,437	$121,780

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Financial Statements

September 30, 2016

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2016 or December 31, 2015.

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

NOTE 2–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of September 30, 2016.

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

NOTE 3–DEFERRED PRODUCTION COSTS

The Company incurred costs of $60,825 to develop a new song for the Company’s next musical CD’s, Tim Storey Scriptures CD, the reality series with Bobby Dale Earnhardt and the reality series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale. During the three month period ended September 30, 2016, we recorded an impairment charge in the amount of $4,964 against capitalized productions costs related to the Greatest Story Ever Sung CD.

NOTE 4–CONVERTIBLE DEBT

Convertible debt as of September 30, 2016 and December 31, 2015, consisted of the following:

Short-Term convertible debt:
	September 30	December 31,
Description	2016	2016

Note payable, non-interest bearing due in 2016, convertible at $2.00 per share on or before maturity, subsequently converted in 2016.	$-	$50,000

Notes payable, non-interest bearing due in 2016, convertible at $0.50 per share on or before maturity, all but $12,000 subsequently converted in 2016.	-	14,000

Notes payable, non-interest bearing, due in 2016, convertible at $0.50 per share on or before maturity, subsequently converted in 2016.	-	138,000

Note payable, non-interest bearing due in 2016, convertible at $0.25 per share on or before maturity, subsequently converted in 2016.	-	150,000

Typenex Co-Investment tranche 1 – loan agreement described below	62,500	-

LG Capital Funding tranche 1 – loan agreement described below	97,000	-

T. McNeil Advisors – loan agreement described below	15,000	-

Adar Bays, LLC tranche 1 – loan agreement described below	35,000	-

Total	$209,500	$352,000

On February 9, 2016, The Company has entered into a $317,500 Convertible Loan Agreement with TYPENEX CO-INVESTMENT, LLC, an unaffiliated entity, with the following key provisions:

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

On February 9, 2016, the Company borrowed $45,000 against this Typenex Co-Investment, LLC convertible note. On March 18, 2016, the Company entered into an Exchange Note with Typenex Co-Investment for $37,500 for termination of the Warrant as part of the exchange.    The Company converted $20,000 of this debt on August 12, 2016 at a rate of $0.00275 for 7,272,727 shares of common stock.  As of September 30, 2016, the Company has $62,500 outstanding against this Convertible Loan Agreement.

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

On March 22, 2016, the Company borrowed $65,000 on this convertible debt.  On May 13, 2016, The Company borrowed $37,000 on this convertible debt.  On September 26, 2016, the Company converted $5,000 of the note payable and $205 of the accrued interest to 1,577,251 shares of common stock at a rate of $0.0033/share.  As of September 30, 2016, The Company borrowed a total of $97,000 against this Convertible Loan Agreement and accrued interest of $3,970 relating to this amount has been recorded. The Company has also recorded $13,600 in broker’s fees and $7,250 in legal fees associated with these borrowings.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company, with respect to a private investment up to $140,000 of convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two $35,000 front-end notes and two back-end notes. The outstanding principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. Until the Notes have been converted, the Company shall not consummate any convertible financing or a registered offering of securities. If the Company violates this provision, the discount rate set forth above shall be increased from 45% to 65% and the prepay premium shall be increased by 20%. The notes shall bear interest at 8%. As of September 30, 2016, the Company has borrowed $35,000 against this Convertible Loan Agreement and recorded $1,456 in accrued interest on this loan agreement.  The Company also recorded $3,500 in broker’s fees and $2,000 in legal fees associated with this borrowing.

On June 3, 2016, the Company entered into a Convertible Note Agreement with T. McNeil Advisors, LLC for $15,000 with interest of 8% per annum and a maturity date of June 3, 2017.  The $15,000 note was issued as full consideration for three months of advisory services. The Company is entitled, at its option, at any time, to convert all or any of the outstanding principal into shares of common stock of Company at a conversion price for each share of common stock equal to 65% of the lowest trading price of the common stock as reported in the OTC Marketplace Exchange. As of September 30, 2016, the Company recorded accrued interest of $394 on this note agreement.

The Company evaluated the floating conversion rates associated with the debt instruments described above and determined that each constituted an embedded derivative as its nature was not clearly and closely associated with the host instrument. As such each were required to be separately accounted for from the host instrument. In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities the Company accounts for instruments with embedded derivative features at their fair values.  The Company engaged a valuation consultant to value the Typenex, LG Capital, Adar Bays and T. McNeil Advisors, LLC notes for the derivative portion of the instruments.  The consultant used the Binomial model to value the derivative liability for the quarter ended September 30, 2016 at $163,910, with a derivative liability expense of $(108,480).

On September 27, 2016, a convertible promissory note of $12,000 was converted into 24,000 shares of common stock at a conversion rate of $0.50 per share.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is the major category of liabilities measured at fair value on a recurring basis as of September 30, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs

(Level 3):

Derivative Liabilities from Convertible Notes (Level 3)	$163,910
Total	$163,910

NOTE 6 – LOANS

At September 30, 2016, the Company was obligated for $54,162 due to the Company President for loans made from his personal resources, the proceeds from which were to finance operations.  The Company also owed the President $22,927 in interest on the demand loans at a rate of 3% per annum.  At September 30, 2016, the Company owed the Company President $77,089.

At September 30, 2016, the Company borrowed $2,500 non-interest bearing loan from a third party.

At September 30, 2016, the Company aggregated $343,450 in demand loans to the Company President at 3% interest per annum. In addition, the Company borrowed $22,230 in non-interest bearing demand loans due to a director and officer of the Company. The note is unsecured.  The total of notes payables to related parties is $365,680 at September 30, 2016.  See the table below.

	9/30/2016	12/31/2015
Due to Company President
- Accounts Payable	$54,162	$104,525
- Interest on Demand Notes	22,927	15,220
Total - Due to Company President	$77,089	$119,745

Notes Payable - Third Parties	$2,500	$7,500

Notes Payable - Related Party
- Demand Loan - President	$343,450	$343,430
- Loan - Officer	22,230	24,900
Total - Notes Payable - Related Party	$365,680	$368,330

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company issued 7,922,287 shares of common stock for professional services in relation to production costs and services relating to the reality television series and music production during the first nine months of 2016.  The Company issued 12,777,193 shares of common stock for note conversions for the nine month period ended September 30, 2016.

The Company entered into an advisory agreement with T. McNeil Advisors, LLC to perform advisory and strategic services for the Company on March 1, 2016.  The term of the agreement will renew quarterly up to two years, unless the Company gives 30 days’ notice to terminate. The Company agreed to pay $60,000 in annual consulting fees at the rate of $5,000 per month, renewable on a quarterly basis. As of September 30, 2016, the Company entered into a warrant agreement that could be exercised to purchase up to 461,538 shares at a price of $0.13 per share. The warrant agreement has been recorded at its fair value using a binomial valuation of $9,322.

On May 17, 2016, the Company entered into an advisory agreement with Posner McLane, LLC, to provide merger and acquisition consulting services.  The Company has agreed to pay Posner McLane, LLC a monthly consulting fee equal to $20,000 per month in cash or in the form of shares of common stock of the Company to be calculated at the closing price per share of the Company’s common stock as traded on the OTCBB or on the NASDAQ on the day the payment is due.  As of September 30, 2016, the Company issued 5,968,877 shares of common stock to Posner McLane, LLC at the average share price of $0.0215, equal to $80,000 with $70,000 in professional services and $10,000 in prepaid.

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

On July 28, 2016, The Company entered into a $50,000 Promissory Note with Southridge Advisors II, LLC, plus interest in the amount of 10% per annum on outstanding principal on January 31, 2017, the maturity date.  The Company entered into this Promissory Note as a commission for the Equity Purchase Agreement stated above.   Our only potential source of cash to pay this note is the Equity Line. If for any reason we are unable to draw funds from the Equity Line, we will be unable to satisfy the note. There are no assurances that the terms of the note can or will be modified.

Following the conversions of debt into common stock described in Note 9, there were 267,135,483 common shares outstanding.

NOTE 8–RELATED PARTY TRANSACTIONS

At September 30, 2016 the Company was obligated for:

i.

Demand loans aggregating $343,450 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bears interest at 3% per annum.  At September 30, 2016, accrued interest totaled $22,927.

ii.

Accounts payable of $54,162 due to its President.  The amount relates to payments made by the Company’s President on behalf of the Company in connection with deferred production costs for the Greatest Story Ever Sung CD, the Tim Storey Scriptures, CD, and the two reality series with Bobby Dale Earnhardt and Dennis Gile, which deferred costs will be amortized when the CD’s and the reality series are sold (Note 3), and administrative costs.

iii.

Demand loan payable outstanding in the principal amount of $22,230, a non-interest bearing loan which is due to a director and officer of the Company. The note is unsecured.

NOTE 9-SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2016, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose except:

The Company received a $35,000 tranche 2 from Adar Bays, LLC on November 2, 2016, with expenses of $2,000 in legal fees and $3,500 in commission fees. Subsequent to September 30, 2016, Adar Bays, LLC converted a total of $67,799.15 of the notes payable and $1,676.76 in interest into a total of 79,668,451 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Note Balance	Interest	Total
10/7/16	1,090,909	$0.002750	$3,000.00	-	$3,000.00
10/17/16	4,132,231	0.001210	5,000.00	-	5,000.00
10/27/16	6,065,734	0.000715	4,337.00	-	4,337.00
10/31/16	6,036,534	0.000880	5,312.15	-	5,312.15
11/1/16	7,159,091	0.000880	6,300.00	-	6,300.00
11/2/16	8,145,455	0.000825	6,720.00	-	6,720.00
11/3/16	6,068,800	0.000825	3,333.00	1,676.76	5,006.76
11/4/16	8,848,485	0.000825	7,300.00	-	7,300.00
11/8/16	9,575,758	0.000825	7,900.00	-	7,900.00
11/9/16	10,424,242	0.000825	8,600.00	-	8,600.00
11/11/16	12,121,212	0.000825	10,000.00	-	10,000.00
	79,668,451		$67,799.15	$1,676.76	$69,475.91

Following these conversions, the remaining principal balance due to Adar Bays, LLC is $2,200.85.  See Note 4 for terms of the note payable.

Subsequent to September 30, 2016, LG Capital converted a total of $42,850 of notes payable and $2,110.54 of interest into a total of 50,070,024 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Note Balance	Interest	Total
10/20/16	2,065,083	$0.001265	$ 2,500	$112.33	$2,612.33
10/21/16	2,797,454	0.000935	2,500	115.62	2,615.62
10/27/16	4,702,125	0.000880	3,950	187.87	4,137.87
11/01/16	6,550,000	0.000880	5,500	264.00	5,764.00
11/04/16	6,617,840	0.000880	5,500	273.70	5,773.70
11/08/16	6,563,693	0.000880	5,500	276.05	5,776.05
11/09/16	10,384,750	0.000880	8,700	438.58	9,138.58
11/11/16	10,389,079	0.000880	8,700	442.39	9,142.39
	50,070,024		$ 42,850	$2,110.54	$44,960.54

Following these conversions, the remaining principal balance due to LG Capital is $17,100.  See Note 4 for terms of the note payable.

Subsequent to September 30, 2016, Typenex Co-Investment LLC converted a total of $36,350 of notes payable into a total of 35,316,713 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Total
10/19/16	9,417,040	$0.001338	$ 12,600
10/28/16	11,177,754	0.000917	10,250
11/08/16	14,721,919	0.000917	13,500
	35,316,713		$ 36,350

Following these conversions, the remaining principal balance due Typenex Co-Investment LLC is $26,150. See Note 4 for terms of the note payable.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

ii.

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter, or

iii.

the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Operating Plan

MMEG is a media company that plans to operate within four segments of the media industry. Our principal efforts for the next few months will be preparing and developing the following:

•

Film and TV Content Online Streaming Distribution

The Company has signed an agreement to deliver film, TV and sports content on a video on demand and subscription video on demand business model with Pool Works, Germany’s largest social media platform with 10 million plus members.  The Company will source the film, TV and sports content from their Hollywood and global relationships, and work with a designated video delivery platform to fulfill the integration into the social media websites. Revenues will be split with Pool Works.

•

Reality TV Series

The Company’s two planned reality TV series, The Bobby Earnhardt Show and Dennis Gile: Quarterback Academy, are being reviewed by a professional talent agency which is seeking potential promotional representation and parties interested in broadcasting the shows.  We are currently in discussions to determine the next steps.

The agreement with Bobby Earnhardt involves a potential television series and related ancillary materials in connection therewith. If a series is produced, of which there are no assurances as to the likelihood of this happening, Mr. Earnhardt will be entitled to 12% of the net profits, if any. We have a Memorandum of Understanding with Online Technologies, Inc. whereby we agreed to send Online Technologies, Inc. 25% of our net profits, as defined, realized from the Earnhardt agreement.

The agreement with Dennis Gile involves a potential television series and related ancillary materials in connection therewith for which Mr. Gile will receive a weekly fee of $1,500 to $3,000 during production of a show. He may also become eligible to receive 8 to 12% of profits if a show is produced and distributed. There are no assurances that a show will ever be produced.

•

Music

The Company has started work on a third album; title Crossing – From Here to Eternity which will feature singing artist Suzanne Olmon and a special appearance by Grammy award-winner singer, Cynthia Clawson.  The work will be focused on the adult contemporary listening market to offer the broadest appeal possible and afford us the opportunity for radio airtime play, and being rated on platforms such as Billboard. The album is currently in the planning and rehearsal phase with plans of moving into the recording studio by the fourth quarter of 2016.

•

Merger and Acquisition Program

The Company has developed and started implementing an acquisition plan to acquire several international film and TV distribution companies. The Company has been working with an advisor to assist in this process.  Acquisitions, if they occur, will likely be done using common stock of the Company which, to accomplish, is likely to require increases in the trading volume and price of the Company’s common stock.

•

Direct Response Media Marketing

MMEG plans to utilize direct response media marketing and a variety of advertising channels to increase exposure among prospective purchasers for our products such as music albums and products that we are marketing for our customers. The direct response industry, consisting of direct response television and radio marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the retailing industry.

We cannot predict the likelihood or timing of the successful achievement of any of the foregoing operating plans.

Operations

A summary of operations for the nine months ended September 30, 2016 and 2015 as follows:

	2016	2015
Revenue	$2,500	$81
Costs and Expenses: Project costs	-	32,504
Marketing, general and administrative	542,062	94,386
Loss from operations	(539,562)	(126,809)
Interest expense	289,767	8,425
Change in Derivative Liability	(108,480)	-
Net loss	$(720,849)	$(135,234)

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $184,405 and $302,354 at September 30, 2016 and 2015 respectively. During the third quarter 2016, and 2015, $184,399 and $322,660 were provided by financing activities and to date, the Company has used no cash in investing activities.

At September 30, 2016 the Company was obligated for demand loans of $343,450 due to the Company’s President.  The loans were made from his personal resources, the proceeds from which were used to finance operations.  All demand loans made by the Company’s President bears interest at 3% per annum.  His personal resources do not permit him to make additional loans to the Company.

The Company has one demand loan payable outstanding in the principal amount of $22,230, from an officer and a director and is non-interest bearing.  The note is unsecured.

On February 9, 2016, The Company entered into a $317,500 Convertible Loan Agreement with TYPENEX CO-INVESTMENT, LLC, an unaffiliated entity, with the following key provisions:

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

On February 9, 2016, the Company borrowed $45,000 against this Typenex Co-Investment, LLC convertible note. On March 18, 2016, the Company entered into an Exchange Note with Typenex Co-Investment for $37,500 for termination of the Warrant as part of the exchange.    The Company converted $20,000 of this debt on August 12, 2016 at a rate of $0.00275 for 7,272,727 shares of common stock.  As of September 30, 2016, the Company has $62,500 outstanding against this Convertible Loan Agreement

On March 22, 2016, the Company entered into an agreement with LG Capital Funding, LLC, a New York Limited Liability Company with respect to a private investment of up to $260,000 of convertible debt securities with a 12 month term.  The $260,000 convertible debt is comprised of two $65,000 front-end notes and two $65,000 back-end notes.  The principal and interest outstanding under this Agreement will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted.  The notes bear interest at 8%.

On March 22, 2016, the Company borrowed $65,000 on this convertible debt.  On May 13, 2016, The Company borrowed $37,000 on this convertible debt.  On September 26, 2016, the Company converted $5,000 of the note payable and $205 of the accrued interest to 1,577,251 shares of common stock at a rate of $0.0033/share.  As of September 30, 2016, The Company borrowed a total of $97,000 against this Convertible Loan Agreement and accrued interest of $3,970 relating to this amount has been recorded. The Company has also recorded $13,600 in broker’s fees and $7,250 in legal fees associated with these borrowings.

On March 22, 2016, the Company entered into an agreement with Adar Bays, LLC, a Florida Limited Company, with respect to a private investment up to $140,000 of convertible debt securities with a 12 month term. The $140,000 convertible debt is comprised of two $35,000 front-end notes and two back-end notes. The outstanding principal and accrued interest under the notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. Until the Notes have been converted, the Company shall not consummate any convertible financing or a registered offering of securities. If the Company violates this provision, the discount rate set forth above shall be increased from 45% to 65% and the prepay premium shall be increased by 20%. The notes shall bear interest at 8%. As of September 30, 2016, the Company has borrowed $35,000 against this Convertible Loan Agreement and recorded $1,456 in accrued interest on this loan agreement.  The Company also recorded $3,500 in broker’s fees and $2,000 in legal fees associated with this borrowing.

On May 17, 2016, the Company entered into an advisory agreement with Posner McLane, LLC, to provide merger and acquisition consulting services.  The Company has agreed to pay Posner McLane, LLC a monthly consulting fee equal to $20,000 per month in cash or in the form of shares of common stock of the Company to be calculated at the closing price per share of the Company’s common stock as traded on the OTCBB or on the NASDAQ on the day the payment is due.  As of September 30, 2016, the Company issued 5,968,877 shares of common stock to Posner McLane, LLC at the average share price of $0.0215, equal to $80,000 with $70,000 in professional services and $10,000 in prepaid.

On June 3, 2016, the Company entered into a Convertible Note Agreement with T. McNeil Advisors, LLC for $15,000 with interest of 8% per annum and a maturity date of June 3, 2017.  The $15,000 note was issued as full consideration for three months of advisory services. The Company is entitled, at its option, at any time, to convert all or any of the outstanding principal into shares of common stock of Company at a conversion price for each share of common stock equal to 65% of the lowest trading price of the common stock as reported in the OTC Marketplace Exchange. As of September 30, 2016, the Company recorded accrued interest of $394 on this note agreement.

The Company evaluated the floating conversion rates associated with the debt instruments described above and determined that each constituted an embedded derivative as its nature was not clearly and closely associated with the host instrument. As such each were required to be separately accounted for from the host instrument. In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities the Company accounts for instruments with embedded derivative features at their fair values.  The Company engaged a valuation consultant to value the Typenex, LG Capital, Adar Bays and T. McNeil Advisors, LLC notes for the derivative portion of the instruments.  The consultant used the Binomial model to value the derivative liability for the quarter ended September 30, 2016 at $163,910, with a derivative liability expense of $(108,480).

On September 27, 2016, a convertible promissory note of $12,000 was converted into 24,000 shares of common stock at a conversion rate of $0.50 per share.

The Company received a $35,000 tranche 2 from Adar Bays, LLC on November 2, 2016, with expenses of $2,000 in legal fees and $3,500 in commission fees. Subsequent to September 30, 2016, Adar Bays, LLC converted a total of $67,799.15 of the notes payable and $1,676.76 in interest into a total of 79,668,451 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Note Balance	Interest	Total
10/7/16	1,090,909	$0.002750	$3,000.00	-	$3,000.00
10/17/16	4,132,231	0.001210	5,000.00	-	5,000.00
10/27/16	6,065,734	0.000715	4,337.00	-	4,337.00
10/31/16	6,036,534	0.000880	5,312.15	-	5,312.15
11/1/16	7,159,091	0.000880	6,300.00	-	6,300.00
11/2/16	8,145,455	0.000825	6,720.00	-	6,720.00
11/3/16	6,068,800	0.000825	3,333.00	1,676.76	5,006.76
11/4/16	8,848,485	0.000825	7,300.00	-	7,300.00
11/8/16	9,575,758	0.000825	7,900.00	-	7,900.00
11/9/16	10,424,242	0.000825	8,600.00	-	8,600.00
11/11/16	12,121,212	0.000825	10,000.00	-	10,000.00
	79,668,451		$67,799.15	$1,676.76	$69,475.91

Following these conversions, the remaining principal balance due to Adar Bays, LLC is $2,200.85.

Subsequent to September 30, 2016, LG Capital converted a total of $42,850 of notes payable and $2,110.54 of interest into a total of 50,070,024 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Note Balance	Interest	Total
10/20/16	2,065,083	$0.001265	$ 2,500	$112.33	$2,612.33
10/21/16	2,797,454	0.000935	2,500	115.62	2,615.62
10/27/16	4,702,125	0.000880	3,950	187.87	4,137.87
11/01/16	6,550,000	0.000880	5,500	264.00	5,764.00
11/04/16	6,617,840	0.000880	5,500	273.70	5,773.70
11/08/16	6,563,693	0.000880	5,500	276.05	5,776.05
11/09/16	10,384,750	0.000880	8,700	438.58	9,138.58
11/11/16	10,389,079	0.000880	8,700	442.39	9,142.39
	50,070,024		$ 42,850	$2,110.54	$44,960.54

Following these conversions, the remaining principal balance due to LG Capital is $17,100.

Subsequent to September 30, 2016, Typenex Co-Investment LLC converted a total of $36,350 of notes payable into a total of 35,316,713 shares of common stock during the dates as follows:

Date Issued	Shares	Conversion Price Per Share	Total
10/19/16	9,417,040	$0.001338	$ 12,600
10/28/16	11,177,754	0.000917	10,250
11/08/16	14,721,919	0.000917	13,500
	35,316,713		$ 36,350

Following these conversions, the remaining principal balance due Typenex Co-Investment LLC is $26,150.

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

As of September 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2016 was effective.

During the quarter ended September 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II

ITEM 1

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not required for a smaller reporting company

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, we issued 7,922,287 shares of common stock for services.

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

November 14, 2016