Form 10-K
period 2016-12-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-04-13
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-55451

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

The number of shares outstanding of each of the Registrant’s classes of MMEG common stock, as of April 13, 2017, is 671,213,815 common shares, $0.001 par value per share; 1,000 preferred A series shares, $0.001 par value per share, and 173,060 preferred series B shares, $0.001 par value per share.

The Registrant’s common stock traded on the OTCBB. The “value” of the outstanding shares held by non-affiliates, based upon the market value as of April 13, 2017, is $ 1,373,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

Momentous Entertainment Group, Inc. (“MMEG” or the “Company”) was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. We had very limited activities until June 2011 when we started designing a detailed business plan focused on four key business segments that receive revenues from their own specific target markets. The business segments also share synergies and products cross selling opportunities amongst themselves. This significantly increases their available addressable market and number of potential buyers, resulting in an increased sales and revenue generating potential.

The Company has evolved into an online social media network company. It is vertically organized into four business areas:

1)

Social Networking;

2)

Social Gaming;

3)

Ecommerce sold consumer products and services; and

4)

OTT (Over-The-Top) streaming media content creation and distribution.

Current Status

MMEG is an online social media network company. It is vertically organized into four business segment areas: social networking, social gaming, ecommerce sold consumer products and services, and OTT (Over-The-Top) streaming media content creation and distribution. With more than 11 million online registered users worldwide, the Company’s value proposition serves multiple stakeholders: Social network users; Online gamers; OTT content users; Consumers looking to buy products and services through our e-commerce portal and our social network.

Our principal efforts for the next few months will be preparing and developing the following:

1.

Social Media Network

On February 8, 2017, the Company executed a Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for 10,000 shares of newly-issued preferred C stock of MMEG, with VZ becoming a wholly-owned subsidiary of MMEG. VZ owns 100% of the equity of Poolworks (Germany) Ltd, a German company with offices in Berlin. The Company’s preferred C stock has a stated or liquidation value of $1,000 per share, or an aggregate of $10,000,000, as to all shares of Company Series C Preferred Stock. Poolworks (Germany), Ltd. owns and operates the social media networking platforms studiVZ and meinVZ directed and offered primarily to individuals, located in the Republic of Germany.

The studiVZ platform was founded in 2005 in Berlin and received investment capital from Lukasz Gadowski, Georg von Holtzbrinck Publishing Group and the Samwer brothers. It was acquired along with meinVZ by Georg von Holtzbrinck Publishing Group in 2007 for 85 million euros, and then by financiers Michael Pope and Adam Levin in 2012. Today, studiVZ and meinVZ has nearly 10 million registered users and over 41M ad impressions, largely in the German-speaking countries of Germany, Switzerland and Austria.

MMEG is committed to relaunching the Poolworks (Germany) Ltd. web and mobile platforms to increase user engagement and retention. Users will see expanded video features such as a new OTT streaming service and easy-to-use e-commerce capabilities to attract a wider audience and additional revenue. The executive team at MMEG is committed to maintaining a strong focus on information security for its users, something that competing German social networks continue to neglect.

2.

Social Gaming

The Company closed on a Letter of Intent acquiring the assets of ChimeraCompanyGames.com in March 2017. ChimeraCompanyGames.com is a well-established game platform with a portfolio of seven popular games and a loyal user community containing over 1 million users and 550,000 email addresses which produce an excellent ADPU (Average Dollar Per User) that exceeds the gaming industry average.

The asset purchase includes two website domains, www.ChimeraCompanyGames.com and www.ChimeraCompany.com, all online and social media games currently available on these websites, several Facebook social media accounts, all current customer accounts which include one million unique users, and 550,000 email addresses. The games within the Chimera portfolio include:

a)

The Mob: Rise of the Don

b)

Monster Island

c)

Renegade

d)

Zombie Rezurrection

e)

Syndicate

f)

Mercenary Star

g)

Heroes: Knights of the Realm

The assets are monetized by offering free to play games on social media and web portals with premium currency sold in the game. The current primary driver of user traffic comes from Facebook, but additional customers play the games directly on the Chimera games website portal at www.chimeracompanygames.com. MMEG will be expanding the worldwide usage and revenue generation of these social games by making them available on MMEG’s previously acquired Poolworks (Germany) Ltd (MeinVZ and StudiVZ) social media networks in Germany, Austria and Switzerland.

3.

Ecommerce Marketing

On February 27, 2017, the Company executed a Letter of Intent to acquire the Neurofuse, CY CogniYouth and Neuromega products from BD Health Partners LLC for $500,000 with $225,000 in cash and a $275,000 note payable.

NEUROFUSE, https://www.neurofuse.com/focus/, is a unique ecommerce retailer that provides cutting edge, scientifically advanced nootropic supplements. The company develops unique formulations based on scientific studies that prove sufficient evidence to their effectiveness in focus, energy and memory retention. All products that they supply come from their contracted Federal Food & Drug Administration inspected and approved multi-million dollar facilities. They are also all ‘GMP’ certified, meaning: ‘Good Manufacturing Practice’, which assures that each and every time, customers receive the exact same potent, and effective product blends.

The Company plans to close on the Letter of Intent in the second quarter of 2017. No assurances can be made that the acquisition will close.

We cannot predict the likelihood or timing of the successful achievement of any of the foregoing operating plans.

4.

Online Streaming Distribution and Content Development

The Company is planning to deliver film, TV and sports content on a video on demand and subscription business model to its wholly-owned subsidiary, VZ Networks, Inc’s subsidiary, Poolworks (Germany) Ltd., one of Germany’s largest social media platform with almost 10 million members. The Company will source the film, TV and sports content from their Hollywood and global relationships, and work with a designated video delivery platform to fulfill the integration into the social media websites. Revenues will be split with Poolworks (Germany), Ltd.

Reality TV Series

The Company’s two planned reality TV series, The Bobby Earnhardt Show and Dennis Gile: Quarterback Academy, are seeking potential promotional representation and parties interested in broadcasting the shows. We are currently in discussions to determine the next steps.

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

Music

The Company has started work on a third album; title Crossing – From Here to Eternity which will feature singing artist Suzanne Olmon and a special appearance by Grammy award-winner singer, Cynthia Clawson. The work will be focused on the adult contemporary listening market to offer the broadest appeal possible and afford us the opportunity for radio airtime play, and being rated on platforms such as Billboard. The album is currently in the planning and rehearsal phase with plans of moving into the recording studio by the second quarter of 2017.

Summary of Current Roll-up Strategy

MMEG is developing a roll-up strategy to acquire distribution technology companies such as social media platforms, subscription based platforms and ecommerce products that can utilize these platforms for the delivery of both content and e-commerce sold products at the same time. MMEG will look to acquire products and technologies to be used in the development of a portal to allow access to the company’s products and content over the internet and via mobile devices. The portal will stream MMEG’s products and services, allow the sale and download of music, video and other intellectual properties owned and marketed by the company. The content will be developed using known and newly discovered talent under long-term contracts to Momentous.

In addition to the Company’s roll-up strategy, MMEG will concentrate on reality content production for its Earnhardt and Gile Sports related reality projects for the next 12 months because of the agreements in place and additional ones being negotiated.

Co-Productions – involve raising and providing funds for films that have started production and require additional financing. If we are able to obtain financing through management contacts, we could be selective in these ventures which potentially benefit MMEG for several reasons, including that MMEG can be the last money in and the first money out, resulting in a potential shorter investment span than the other investors. The co-financing scenarios and requirements would look like this:

*

A studio project that is well-packaged with a good script, key actors, and notable director;

*

An independent film project that is well-packaged with a good script, key actors, and notable Director with 50% financing in place; or

*

An independent film project that is well-packaged with a good script, key actors, and notable director with worldwide distribution in place.

Studios also often hire film production companies to produce films from their large inventories because they do not have the time and/or financial capability to undertake these projects due to emphasis being placed on larger mega productions. When the studio and the production company agree on a budget for the film, the production company keeps the difference between the budget and the actual cost of production, as well as a producer’s fee and a fixed percentage of the film’s income from all distribution sources.

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

Acquisition to Rights of Finished Films: we will identify potentially profitable, generally low-budget, films through our network of independent filmmakers as well as industry festivals and trade shows like Sundance, Tribeca, Cannes, and Toronto.

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

Musical Concerts: our business plan includes the sponsoring of live concerts and other musical events. On March 24, 2016, we incorporated a wholly-owned subsidiary, Music One Corp., which will be the entity that manages these events.

All aspects of MMEG’s business plans require financing to implement. The Company is seeking such financing in a variety of places. No assurances can be given as to the likelihood or timing of receiving the necessary financing to implement all or any part of MMEG’s business plan.

Competition

The competition in the film and reality television industries ranges from major film production companies and networks to small independent film makers and distributors.

The videogames industry is highly competitive with multiple customer segments on multiple technology platforms. Most video games are not successful. The industry is highly competitive in terms of getting funding and/or contracts. In addition, the costs, risks, and complexities of developing games are continually increasing, making the entire process more difficult and competitive.

The competition in the social media industry is driven by consumer and business needs for information and entertainment. The profitability of individual companies depends on their ability to deliver relevant information to consumers and to offer advertisers desirable target markets. Large companies enjoy economies of scale in marketing and in their ability to develop and maintain multiple websites. Smaller companies can compete by focusing on niche markets. The US industry is highly concentrated: the top 50 companies account for about 80% of revenue.

Advertising is a major source of revenue, and Google holds the largest share. Facebook holds the second-largest share. Other market leaders include Microsoft, Yahoo!, and Twitter.

Companies in the internet publishing, broadcasting, and search portal industry also compete with other publishers and broadcasters, and with the internet-related businesses of leading technology and entertainment companies. Primary competitors for advertising spending include television, newspapers, magazines, and radio companies.

The competition for e-commerce solutions is extremely competitive and we may find ourselves unable to compete effectively. Because there are relatively low barriers to entry in the e-commerce market, we expect continued intense competition as current competitors expand their product offerings and new competitors enter the market. In addition, our clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could negatively impact our revenue and earnings.

Most of these competitors have significantly more financial resources than do we. Our principal method to compete is to utilize the knowledge, experience and contacts of our management team. We cannot provide any assurances as to the likelihood of our success in this regard.

Intellectual Property

We have no patents or similar assets.

Employees

We have four employees, including our founder and President, Kurt E. Neubauer. Mr. Neubauer devotes full time to MMEG. John Pepe, our Chief Operating Officer, devotes approximately 90% of his time to MMEG. Tim Williams, Executive Vice President, devotes 90% of his time to MMEG. Laureen Falco, Chief Accounting Officer devotes 90% of her time to MMEG. The Company engaged David Micek as Senior Vice-President of Corporate Development through a consulting agreement. Mr. Micek devotes 100% of his time to MMEG.

There is no written employment contract or agreement with Messrs. Neubauer, Pepe or Williams and Ms. Falco.

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

Risks Related to the Business

1.

We have a limited operating history an entertainment and social networking company in which to evaluate our business.

We plan on being an entertainment and social networking company. However, we have been unable to implement much of this new business model because of financing and resource constraints and limitations. To date, we have limited revenues from our entertainment and social networking segments upon which an evaluation of our future success or failure can be made. Current and future Company assets, including entertainment and social networking properties that may be obtained in the future, may not be suitable for development unless additional financing is secured. No assurances of any nature can be made to investors that we will be profitable or that it will remain in business. There can be no assurances that our management will be successful in managing the Company as an entertainment and social networking company.

2.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have no committed sources of debt or equity financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of, and for the year ended December 31, 2016 that states that this lack of resources causes’ substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

3.

Momentous is and will continue to be completely dependent on the services of our three founders, the loss of any of one or more of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Neubauer, our President, Chief Executive Officer and Chairman, Mr. Pepe, our Secretary and Chief Operations Officer, and Mr. Williams, our Executive Vice President of Business Development. They are under no contractual obligation to remain employed by us. If one or more should choose to leave us for any reason or become ill and are unable to work for an extended period before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of each of our three founders or an appropriate replacement(s).

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

The entertainment industry is highly competitive. We believe that a motion picture’s theatrical success is dependent upon public acceptance, marketing technology, advertising and the quality of the production. Some of the production and distribution companies with which we will compete to varying extents are The Weinstein Company, Jerry Bruckheimer Films, Miramax Films, Lions Gate Entertainment Corp., Sony Pictures Entertainment, Inc., New Line Cinema, a subsidiary of Time Warner, Universal Studios, 20th Century Fox Film Corporation, a subsidiary of News Corp., Buena Vista Motion Pictures Group, a collection of affiliated motion picture studios all subsidiaries of The Walt Disney Company, Paramount Pictures Corporation, a subsidiary of Viacom, and Troma Entertainment, Inc. These competitors are significantly larger than we are, have a long-standing business relationship with customers, vendors and financial institutions, and have established staying power in the industry over the past 20 years.

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

We will seek to obtain license entertainment media developed by others. If we are unable to do so or if the entertainment media that we do acquire or license is not well-received in the marketplace, our operations will fail.

6.

Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively.

All of our businesses operations are intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior.

7.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products, particularly for Poolworks (Germany) Ltd. and Chimera® Games. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•

users increasingly engage with other competitive products or services;

•

we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

•

users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

•

users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•

user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;

•

we are unable to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•

there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•

we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•

we are unable to obtain or attract engaging third-party content;

•

users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•

there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•

technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•

we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

•

we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•

we fail to provide adequate customer service to users, marketers, developers, or other partners;

If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate continues to slow, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

8.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. For example, Google has integrated social functionality into a number of its products, including search, video, and Android. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns. We also compete with companies that develop and deliver virtual reality products and services.

Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users, particularly our younger users, are aware of and actively engaging with other products and services similar to, or as a substitute for, Poolworks (Germany) Ltd. products and services, and we believe that some of our users have reduced their use of and engagement with Poolworks (Germany) Ltd. in favor of these other products and services. In the event that our users increasingly engage with other products and services, we may experience a decline in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, developers whose mobile and web applications are integrated with Poolworks (Germany) Ltd. or our other products may use information shared by our users through our products in order to develop products or features that compete with us. Some competitors may gain a competitive advantage against us in areas where we operate, including: by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, or web browsers; by making acquisitions; by limiting or denying our access to advertising measurement or delivery systems; by limiting our ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to our delivery of ads; by making access to our products more difficult; or by making it more difficult to communicate with our users. As a result, our competitors may acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•

the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors’ products;

•

the size and composition of our user base;

•

the engagement of our users with our products and competing products;

•

the timing and market acceptance of products, including developments and enhancements to our or our competitors’ products;

•

our ability to distribute our products to new and existing users;

•

our ability to monetize our products;

•

the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•

customer service and support efforts;

•

marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•

our ability to establish and maintain developers’ interest in building mobile and web applications that integrate with Poolworks (Germany) Ltd. and our other products;

•

our ability to establish and maintain publisher interest in integrating their content with Poolworks (Germany) Ltd. and our other products;

•

changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•

acquisitions or consolidation within our industry, which may result in more formidable competitors;

•

our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•

our ability to cost-effectively manage and grow our operations; and

•

our reputation and brand strength relative to those of our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

9.

We operate in new and rapidly changing industries which make it difficult to evaluate our business and prospects.

Social games, from which we derive a portion of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including: continued worldwide growth in the adoption and use of Facebook and other social networks, changes in consumer demographics and public tastes and preferences, the availability and popularity of other forms of entertainment, the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players. New and different types of entertainment may increase in popularity at the expense of social games. A decline in the popularity of social games in general, or our games in particular would harm our business and prospects.

10.

A small number of games have generated a majority of the revenue by Chimera® Games prior to its recent acquisition by us, and we must launch and enhance new games that attract and retain a significant number of paying players in order to grow our revenue and sustain our competitive position.

A small number of games provide for a majority of revenue by Chimera® Games prior to its recent acquisition by us, and we expect that this dependency on a limited number of games will continue for the foreseeable future. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. Our ability to successfully launch, sustain and expand games and attract and retain paying players largely depends on our ability to: anticipate and effectively respond to changing game player interests and preferences, anticipate or respond to changes in the competitive landscape, attract, retain and motivate talented game designers, product managers and engineers, develop, sustain and expand games that are fun, interesting and compelling to play and on which players want to spend money, effectively market new games and enhancements to our existing players and new players, minimize launch delays and cost overruns on new games and game expansions, minimize downtime and other technical difficulties, and acquire high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop new games in new genres or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of paying players and extend the life of our existing games, our market share, reputation and financial results will be harmed.

11.

If our top games do not continue to be popular, our results of operations could be harmed.

In addition to creating new games that are attractive to a significant number of paying players, we must extend the life of games included in the acquisition, in particular our most successful games. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that paying players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the amounts players spend on our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

12.

Action by governments to restrict access to Poolworks (Germany) Ltd. or our other products in their countries could substantially harm our business and financial results.

It is possible that governments of one or more countries may seek to censor content available on Poolworks (Germany) Ltd. or our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period of time or indefinitely. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws, and certain of our products have been restricted by governments in other countries from time to time. In the event that content shown on Poolworks (Germany) Ltd. or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

13.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments and our business may be adversely affected.

14.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of users, marketers, and developers may be impaired, and our business and financial results may be harmed.

We believe that our brands have or will significantly contribute to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our base of users, marketers, and developers. Many of our new users may be referred by existing users. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that users do not like, which may negatively affect our brands. Additionally, the actions of our developers or advertisers may affect our brands if users do not have a positive experience using third-party applications integrated with our products or interacting with parties that advertise through our products. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of users that are deemed to be hostile or inappropriate to other users, by the actions of users acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

15.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and will occur on our systems in the future. As a result of our possible future prominence, we believe that we will be a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Although we have developed or in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.

In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by our users through mobile or web applications integrated with Poolworks (Germany) Ltd. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

16.

Our Poolworks (Germany) Ltd. business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our Poolworks (Germany) Ltd. property is subject to a variety of laws and regulations abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

17.

We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products.

We could face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.

18.

We plan to continue to make acquisitions, which could harm our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial. There is no assurance that we will receive a favorable return on investment for these or other acquisitions.

We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers, or investors, which may adversely affect our business or the price of our common stock.

We may also discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. Acquisitions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

19.

We may not be able to successfully integrate our acquisitions and we may incur significant costs to integrate and support the companies we acquire.

The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. We are making substantial investments of resources to support these acquisitions, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

20.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

21.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

Our users will be able to purchase virtual and digital goods from developers that offer applications using our payments infrastructure on the Poolworks (Germany) Ltd. and Chimera® Games websites. We are subject to a variety of laws and regulations in the United States and Europe, including those governing anti-money laundering and counter-terrorist financing, money transmission, gift cards and other prepaid access instruments, electronic funds transfer, charitable fundraising, and import and export restrictions.

Depending on how our payment products evolves, we may also be subject to other laws and regulations including those governing gambling, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. Our efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties such as a cease and desist order, or we may be required to make product changes, any of which could have an adverse effect on our business and financial results.

In addition, we may be subject to a variety of additional risks as a result of payments transactions, including:

•

increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes;

•

potential fraudulent or otherwise illegal activity by users, developers, employees, or third parties;

•

restrictions on the investment of consumer funds used to transact payments; and

•

additional disclosure and reporting requirements.

22.

We have international operations and plan to continue expanding our operations abroad where we have limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations and the translation of our products. We currently make Poolworks (Germany) Ltd. websites available in Germany language only but may offer more than 100 different languages in the future, and we have offices or data centers in Germany. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•

political, social, or economic instability;

•

risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;

•

potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•

fluctuations in currency exchange rates and compliance with currency controls;

•

foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

•

higher levels of credit risk and payment fraud;

•

enhanced difficulties of integrating any foreign acquisitions;

•

burdens of complying with a variety of foreign laws;

•

reduced protection for intellectual property rights in some countries;

•

difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•

compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and

•

compliance with statutory equity requirements and management of tax consequences.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

23.

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

24.

Our four officers will make all decisions concerning their compensation for the foreseeable future. These decisions may not be in the best interests of other investors.

There are no employment contracts with any of our four executive officers at this time; nor are there any agreements for compensation in the future. Their compensation has not been fixed or based on any percentage calculations. They will make all decisions determining the amount and timing of compensation for the foreseeable future until, if ever, we establish a compensation committee of the board of directors. Their decisions about compensation may not be in the best interests of other shareholders.

25.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be specifically (need to fix formatting here) predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

26.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may become inadequate or ineffective if our operations grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

27.

Our operating results in the entertainment industry will fluctuate significantly from period to period.

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

In accordance with generally accepted accounting principles and industry practice, we intend to amortize film costs using the individual-film-forecast method under which such costs are amortized for each film in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. To comply with this accounting principle, our management plans to regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film asset to net realizable value. Results of operations in future years should be dependent upon our amortization of film costs and may be significantly affected by periodic adjustments in amortization rates. The likelihood of the Company’s reporting of losses is increased because the industry’s accounting method requires the immediate recognition of the entire loss in instances where it is expected that a motion picture should not recover the Company’s investment.

Similarly, should any of our films be profitable in a given period, we will recognize that profit over the entire revenue stream expected to be generated by the individual film.

28.

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

29.

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

30.

There are significant potential conflicts of interest

Our key personnel and directors have other investments and involvements in other entities and, accordingly, these individuals may have conflicts of interest in allocating time among various business activities. During other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Risks Related to Our Common Stock

31.

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

32.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our four executive officers and directors own a significant majority of outstanding shares. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this annual report are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

33.

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

34.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.”

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

35.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a “penny stock.” Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affect any market liquidity for our common stock.

36.

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

37.

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

38.

The ability of our executive officers and directors to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our executive officers and directors will beneficially own in excess of 60% of our outstanding preferred stock. Because of their beneficial stock ownership, they will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our executive officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our executive officers and directors. This level of control may also have an adverse impact on the market value of our shares because our four executive officers may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

39.

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

40.

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

We do not currently have independent audit or compensation committees. As a result, our president and the other three officers have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

41.

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

42.

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

43.

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

44.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. Based on discussions with our professionals, these costs may reach $100,000 per year during the first four years following the effective date of our Registration Statement. These requirements include compliance with provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time- consuming and costly.

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

45.

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

46.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our mailing address is PO Box 861, Sugar Land, Texas 77487-0861. For the foreseeable future Messrs. Neubauer, Pepe and Williams and Ms. Falco will provide offices in their personal residences. They do not incur incremental costs to provide these offices and, therefore, do not charge us any rent costs. Our telephone number is 800-314-8912.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY-RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 13, 2017, there has been active trading for our common stock in the public market.

There can be no assurance that a liquid market for our common stock will continue in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2016, there were 168 stockholders of record of our common stock, and 520,921,319 shares were issued and outstanding.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

This management’s discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

We qualify as an “emerging growth company” under the JOBS Act. Thus, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

Operating Plan

MMEG is a media company that plans to operate within four segments of the media industry: social networking, social gaming, ecommerce sold consumer products and services, and OTT (Over-The-Top) streaming media content creation and distribution.

With more than 11 million online registered users worldwide, MMEG’s value proposition serves multiple stakeholders: 1) Social network users, 2) OTT content users, 3) Online gamers, and 4) Consumers looking to buy products and services through our e-commerce portal and our social network.

Our principal efforts for the coming months will be preparing and developing the following:

Online Streaming Distribution and Content Development

The Company is planning to deliver film, TV and sports content on a video on demand and subscription video on demand business model to its wholly owned subsidiary, VZ Networks, Inc’s subsidiary, Poolworks (Germany) Ltd., Germany’s largest social media platform with almost 10 million members. The Company will source the film, TV and sports content from their Hollywood and global relationships, and work with a designated video delivery platform to fulfill the integration into the social media websites. Revenues will be split with Poolworks (Germany), Ltd.

Reality TV Series

The Company’s two planned reality TV series, The Bobby Earnhardt Show and Dennis Gile: Quarterback Academy, are seeking potential promotional representation and parties interested in broadcasting the shows. We are currently in discussions to determine the next steps.

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

Music

The Company has started work on a third album; title Crossing – From Here to Eternity which will feature singing artist Suzanne Olmon and a special appearance by Grammy award-winner singer, Cynthia Clawson. The work will be focused on the adult contemporary listening market to offer the broadest appeal possible and afford us the opportunity for radio airtime play, and being rated on platforms such as Billboard. The album is currently in the planning and rehearsal phase with plans of moving into the recording studio by the second quarter of 2017.

Social Gaming

The Company closed on a Letter of Intent acquiring the assets of ChimeraCompanyGames.com in March 2017. ChimeraCompanyGames.com is a well-established game platform with a portfolio of seven popular games and a loyal user community containing over 1 million users and 550,000 email addresses which produce an excellent ADPU (Average Dollar Per User) that exceeds the gaming industry average.

The sale includes two website domains, www.ChimeraCompanyGames.com and www.ChimeraCompany.com, all online and social media games currently available on these websites, several Facebook social media accounts, all current customer accounts which include one million unique users, and 550,000 email addresses. The games within the Chimera portfolio include: (i) The Mob: Rise of the Don, (ii) Monster Island, (iii) Renegade, (iv) Zombie Rezurrection, (v) Syndicate, (vi) Mercenary Star, (vii) Heroes: Knights of the Realm.

The assets are monetized by offering free to play games on social media and web portals with premium currency sold in game. The current primary driver of user traffic comes from Facebook but additional customers play the games directly on the Chimera games website portal at www.chimeracompanygames.com. MMEG will be expanding the worldwide usage and revenue generation of these social games by making them available on MMEG’s previously acquired Poolworks (Germany) Ltd. - (MeinVZ and StudiVZ) social media networks in Germany, Austria and Switzerland.

Social Media Network

On February 8, 2017, the Company, executed Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for 10,000 shares of newly-issued preferred C stock of MMEG, with VZ becoming a wholly-owned subsidiary of MMEG. VZ owns 100% of the equity of Poolworks (Germany) Ltd, a German company with offices in Berlin. The Company’s preferred C stock has a stated or liquidation value of $1,000 per share, or an aggregate of $10,000,000, as to all shares of Company Series C Preferred Stock. Poolworks (Germany) Ltd. owns and operates the social-media networking platforms studiVZ and meinVZ directed and offered primarily to individuals located in the Republic of Germany.

The studiVZ platform was founded in 2005 in Berlin and received investment capital from Lukasz Gadowski, Georg von Holtzbrinck Publishing Group and the Samwer brothers. It was acquired along with meinVZ by Georg von Holtzbrinck Publishing Group in 2007 for 85 million euros and then by financiers Michael Pope and Adam Levin in 2012. Today, studiVZ and meinVZ has nearly 10 million registered users and over 41M ad impressions, largely in the German-speaking countries of Germany, Switzerland and Austria.

The Company is committed to relaunching the Poolworks (Germany) Ltd. web and mobile platforms to increase user engagement and retention. Users will see expanded video features such as a new OTT streaming service and an easy-to-use e-commerce capabilities to attract a wider audience and additional revenue. The executive team at MMEG is committed to maintaining a strong focus on information security for its users, something that competing German social networks continue to neglect.

Ecommerce Marketing

On February 27, 2017, the Company executed a Letter of Intent to acquire the Neurofuse, CY CogniYouth and Neuromega products from BD Health Partners LLC for $500,000 with $225,000 in cash and a $275,000 note payable.

NEUROFUSE, https://www.neurofuse.com/focus/, is a unique ecommerce retailer that provides cutting edge, scientifically advanced nootropic supplements. The company develops unique formulations based on scientific studies that prove sufficient evidence to their effectiveness in focus, energy and memory retention. All products that they supply come from their contracted Federal Food & Drug Administration Inspected and approved multi-million dollar facilities. They are also all ‘GMP’ certified, meaning: ‘Good Manufacturing Practice’, which assures that each and every time, customers receive the exact same potent, and effective product blends.

The Company plans to close on the Letter of Intent in the second quarter of 2017. No assurances can be made that the acquisition will close.

We cannot predict the likelihood or timing of the successful achievement of any of the foregoing operating plans.

Operations

A summary of operations for the years ended December 31, 2016 and 2015 as  follows:

	2016	2015
Revenue	$2,501	$566
Costs and Expenses: Project costs	22,931	454,869
Marketing, general and administrative	791,551	561,473
Loss from operations	(811,981)	(1,015,776)
Interest expense	(841,799)	(11,211)
Change in Derivative liability	(161,462)	-
Net loss	$(1,815,242)	$(1,026,987)

All of the Company’s activities during 2016 were directed at projects through reality series TV and music CD’s. The project costs in 2016 relate to production costs for the Greatest Story Ever Sung CD and the Greatest Story Ever Sung Special Edition CD and related videos.  The Company wrote off $5,984 of CD inventory.

Marketing and general administrative costs consist principally of marketing costs, professional and consulting fees.

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $383,828 and $273,782 at December 31, 2016 and 2015 respectively, and to date, the Company has used no cash in investing activities.

At December 31, 2016, the Company was obligated for demand loans of $343,450 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bears interest at 3% per annum. His personal resources do not permit him to make additional loans to the Company. At December 31, 2016, the Company was obligated for $52,543 to the President for $25,496 in accrued interest on the demand note and $27,047 in accounts payable.

At December 31, 2016, the Company is obligated under convertible notes payable with an aggregate principal balance of $164,000, all of which mature in 2017. The notes are convertible at variable prices on the closing bid.

On March 22, 2016, the Company entered into a convertible promissory note agreement with Adar Bays, LLC, a Florida Limited Company, for $35,000, with an 8% interest rate, with a 12-month term. On November 2, 2016, the Company entered into a convertible promissory note agreement with Adar Bays, LLC for $35,000, 8% interest rate with a 12-month term.  The outstanding principal and accrued interest under these notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. Until the notes have been converted, the Company shall not consummate any convertible financing or a registered offering of securities. If the Company violates this provision, the discount rate set forth above shall be increased from 45% to 65% and the prepay premium shall be increased by 20%. The Company recorded $7,000 in brokers fees and $4,000 in legal fees associated with these notes. At December 31, 2016, the balance of the remaining note payable is $1,000.

During 2016, Adar Bays, LLC converted a total of $68,999.15 of the notes payable and $1,676.76 in interest into a total of 81,554,456 shares of common stock 2016. See Note 9 – Convertible Debt for the conversions during 2016.

On March 22, 2016, the Company entered into a convertible promissory note with agreement with LG Capital Funding, LLC, for $65,000, with an 8% interest rate, with a 12-month term. The principle and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted. The Company recorded $6,500 in brokers fees and $3,250 in legal fees associated with this note.

On May 13, 2016, The Company entered into a convertible promissory note with LG Capital Funding, LLC for $37,000, with an 8% interest rate, with a 12-month term. The principle and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted. The company recorded $3,500 in brokers fees and $2,000 in legal fees associate with this note.

On December 12, 2016, the Company entered into a convertible promissory note agreement with LG Capital Funding, LLC for $45,675, with an 8% interest rate, with a 12-month term. The principal and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. The Company recorded $4,350 in brokers fees and $2,175 in legal fees associated with this convertible note.

On December 21, 2016, the Company borrowed entered into a convertible promissory note with LG Capital Funding, LLC for $37,000 with 8% interest, with a 12-month term. The Company recorded brokers fees of $3,500 and legal fees of $2,000 associated with this note. The company recorded accrued interest of $229 for the LG Capital, LLC convertible promissory notes at December 31, 2016.

During 2016, LG Capital Funding, LLC converted a total of $102,000 of notes payable and $4,949.09 of interest into 189,804,028 shares of common stock during 2016. See Note 9 – Convertible Debt for the conversions during 2016.

On November 22, 2016, the Company entered into a convertible promissory note of $52,500 with Quarum Holdings, LLC with an interest rate of 8%, due on November 22, 2017. On December 13, the Company entered into a convertible promissory note of $27,825 from Quarum Holdings, LLC with an interest rate of 8%, due on December 22, 2016. The Company recorded a total of $1,325 in original issue discount fees and $9,000 in legal fees from these notes.

On December 13, 2016, the Company entered into a convertible note agreement of $15,634.52 with Quarum Holdings, LLC, with an interest rate of 8%, due on December 13, 2017. This note represents a payout of the note proceeds to T. McNeil – the original amount of $15,000 borrowed on June 3, 2016 along with $634.52 of interest paid. At December 31, 2016, the Company accrued $559 in interest payable on the Quarum Holdings, LLC notes.

On February 1, 2016, the Company entered into a convertible promissory note with Typenex Co-Investment, LLC in the principal amount of $280,000 with 10% interest, with 15 equal installments beginning 180 days of closing. The note includes a 9.5% original issue discount fee with principal and interest payments of $18,333. The payments could be paid either in cash or in the Company’s common stock. The Company recorded an original issue discount fee of $5,000 and legal fees of $5,000 associated with the $55,000 first tranche. The note included five warrant agreements totaling to $140,000 convertible at par value $0.0001.

On March 18, 2016, the Company entered into an Exchange Agreement with Typenex Co-Investment, LLC company to exchange the $140,000 of warrants for a $37,500 convertible promissory, for which Typenex Co-Investment, LLC converted into common stock during the fourth quarter 2016. See Note 9 – Convertible Debt for the conversions during 2016.

On May 10, 2016, Typenex Co-Investment, LLC informed the Company that they were in breach of the February 1, 2016 convertible promissory note, per section 4.2, which resulted in the interest rate increasing from the base of the 10% to the default rate of 22%. On December 13, 2016, the Company paid Typenex Co-Investment, LLC a payoff amount of $65,000 which constituted the balance of interest owed on the promissory note.

During 2016, Typenex Co-Investment, LLC converted a total of $55,000 notes payable, a $37,500 Exchange Agreement and $5,750 of interest into 118,599,665 shares of the Company’s common stock during 2016. See Note 9 – Convertible Debt for the conversions during 2016.

The Company evaluated the floating conversion rates associated with the debt instruments described above and determined that each constituted an embedded derivative as its nature was not clearly and closely associated with the host instrument. As such each were required to be separately accounted for from the host instrument. In accordance with the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities the Company accounts for instruments with embedded derivative features at their fair values. The Company engaged a valuation consultant to value the Typenex, LG Capital, Adar Bays and Quarum Holdings, LLC notes for the derivative portion of the instruments. The consultant used the Binomial model to value the derivative liability for the year ended December 31, 2016 at $913,079, with a derivative liability expense of 161,462.

As of December 31, 2016, the Company converted promissory notes of $352,000 into 3,927,215 shares of common stock at conversion rates of $0.44 to $2.00 per share.

The Company had two demand loan payables outstanding in the principal amounts of $22,230 and $600, respectively. The $22,230 loan was due to a director and officer of the Company.

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

We are a public company and have incurred and will continue to incur additional significant expenses for legal, accounting and other services. We are subject to the reporting requirements of the Exchange Act of ‘34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on verbal discussions with consultants, accountants and lawyers that these costs may range up to $100,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs.

Through their past work and various participations in business organizations, our four executive officers know many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist us for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs

Recently Issued Accounting Pronouncements

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

Item 8.

FINANCIAL STATEMENTS

The Company’s financial statements as of December 31, 2016, and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures did operate in an effective manner as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

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

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of December 31, 2016, the Company’s procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well-designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

OTHER INFORMATION

No event occurred during the year ended December 31, 2016 or the subsequent period that would have disclosure in a report on Form 8-K except:

Conversion of debt to equity

From January 3, 2017 through April 13, 2017:

LG Capital Funding, LLC converted a total of $29,150 in principal amount of notes payable and $180 of accrued interest into 72,634,022 shares of the Company’s common stock during the dates as follows:

		Conversion
Date	Shares	Price Per
Issued	Common	Share	Interest	Total
01/03/17	23,958,961	$ 0.215265	$ 24.20	$ 9,200.00
01/12/17	24,000,857	0.215220	40.33	9,200.00
02/09/17	24,694,204	0.251315	115.45	10,750.00
	72,654,022		$ 179.98	$29,150.00

Quarum Holdings, LLC converted a total of $15,634.52 of principal amount of notes payable into 40,609,142 shares of common stock during the following dates:

		Conversion
Date	Shares	Price Per
Issued	Common	Share	Total
01/05/17	12,987,013	$ 0.000385	$ 5,000.00
01/12/17	27,622,129	0.000385	10,634.52
	40,609,142		$15,634.52

Convertible notes payable and warrants

On January 4, 2017, the Company entered into a $28,000 convertible promissory note with the Power Up Lending Group, Ltd, bearing 8% interest, with a maturity date of October 28, 2017. The Company incurred legal costs of $2,000 and original issue discount fees of $1,000 associated with this note. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period.

On January 20, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings LLC, bearing 8% interest, with a maturity date of January 20, 2018. The Company incurred $2,000 in legal fees and $1,890 in original issue discount fees associated with this note. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. In addition, the Company issued a warrant exercisable into 3,852,000 shares at an aggregate exercise amount of $5,778 to Quarum Holdings, LLC.

On January 20, 2017, the Company entered into a $84,262 convertible promissory note with LG Capital Funding, LLC, bearing interest at 8%, with a maturity date of January 20, 2018. The note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. This agreement also includes another $84,262 note for which the Company has not taken.  The Company incurred legal fees of $3,750 and broker fees of $7,500 associated with this note. The Company issued a warrant exercisable into 11,253,333 common shares at an aggregate exercise amount of $16,853.

On February 8, 2017, the Company entered into a $28,890 convertible promissory note with Cerberus Finance Group, LTD, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the lowest closing bid of the Company’s common stock as reported on the OTC exchange for the twenty prior trading days. This note also includes another $28,890 note for which the Company has not taken. The Company incurred $2,000 in legal fees and $1,890 in original interest discount fees associated with this note. The Company issued a warrant exercisable into 1,155,600 shares of common stock with an aggregate value of $5,778 to Cerberus Finance Group, Ltd.

On February 8, 2017, the Company issued a warrant exercisable into 3,370,000 shares of common stock to LG Capital Funding, LLC at an aggregate exercise price of $16,850.

On February 8, 2017, the Company entered into a convertible promissory note with LG Capital Funding, LLC for $84,262.50, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The agreement also includes another $84,262 promissory note that the Company has not taken. The Company incurred $3,750 in legal fees, $5,512 in original issue discount fees, and $7,500 in legal fees associated with this note.

On February 8, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. This note also includes another $28,890 for which the Company has not taken. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees associated with this note.

On February 9, 2017, the Company entered into a $25,000 convertible promissory note with Power Up Lending Group, Ltd, bearing interest at 8%, with a maturity date of 180 days. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period.  The Company incurred legal costs of $2,000 and $1,000 in investor fees associated with this note.

On February 9, 2017, the Company entered into a $25,000 convertible promissory note with Power Up Lending Group, Ltd, bearing interest at 8%, with a maturity date of 180 days. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period. The Company incurred legal costs of $2,000 and $1,000 in investor fees with this note.

On February 9, 2017, Quarum Holdings, LLC Exercised a warrant into 1,680,417 shares of the Company’s common stock at a conversion rate of $.003815, for an aggregate price of $1,293.

On February 10, 2017, the Company entered into a $36,750 convertible promissory note with Crossover Capital Fund II, LLC, bearing interest at 8% with a maturity date of February 10, 2018. This note is convertible into common shares at a price equal to 60% of the lowest trading price of the Company’s common stock for the twenty days prior trading days. The Company incurred legal fees of $2,000, original issue discount fees of $1,750, and investor fees of $3,500 associated with this note.

On February 15, 2017, the Company entered into a $60,000 convertible promissory note with JSJ investments, with a 12% interest rate, with a maturity date of nine months from issuance. This note is convertible into common shares at a price equal to a 45% discount to the lowest closing bid during the previous twenty trading days. The Company incurred $2,000 in legal fees and $4,200 in original issue discount fees associated with this note.

On February 16, 2017, the Company entered into a $75,000 convertible promissory note with Auctus Fund, LLC, bearing interest at 12% with a maturity date of November 16, 2017. This note is convertible into common shares at a price equal to the lesser of 55% multiplied by the lowest trading price during the previous twenty-day trading period and the variable conversion price of 50% of the market price, which is the lowest trading price during the last twenty-five trading days. The Company incurred $2,750 in legal fees, $7,000 in original issue discount fees, and $3,263 in broker fees associated with this note.

On February 23, 2017, the Company issued a warrant to Quarum Holdings, LLC exercisable into 3,852,000 shares of common stock for an aggregate price of $5,778.

Poolworks (Germany), Ltd.

On January 20, 2017, the Company signed a Letter of Intent proposal to settle all debts owed by Poolworks (Germany), Ltd. with George von Holtzbrinck GmbH & Co for $594,720. The terms of the agreement include two upfront cash payments totaling $162,196 and a 10-year note, with quarterly payments for the remaining $432,524 with an annual interest rate of 5%.

On February 7, 2017, the Company closed on the purchase of Poolworks (Germany), Ltd by executing a Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for newly-issued preferred stock of MMEG, with VZ becoming a wholly-owned subsidiary of the Company. VZ owns 100% of the equity of Poolworks (Germany) Ltd, a German company with offices in Berlin. Poolworks (Germany), Ltd. owns and operates the social media networking platforms studiVZ and meinVZ directed and offered primarily to individuals located in the Republic of Germany.

In exchange for the VZ Common Stock, the Company issued to the VZ Majority Shareholders an aggregate of 10,000 shares of non-redeemable, convertible shares of Series C preferred stock of the Company (the “Company Series C Preferred Stock”).

The Company amended its articles of incorporation to authorize an aggregate of 10,000 shares of Company Series C Preferred Stock. The Company’s Series C Preferred Stock:

•

does not pay a dividend;

•

has a stated or liquidation value of $1,000 per share, or an aggregate of $10,000,000, as to all shares of Company Series C Preferred Stock;

•

upon liquidation or a sale of control of the Company is senior to the Company Common Stock;

•

provides that upon the occurrence of a “conversion event” (defined as the listing of shares of Company Common Stock on a “qualified stock exchange” (as defined)), the Company Series C Preferred Stock shall automatically convert into 66,783,870 shares of Company Common Stock, or such other number of shares of Company Common Stock as shall represent 20% of the Company’s “fully-diluted Common Stock” (as defined) on the date of conversion; and

•

votes with the company’s outstanding Common Stock on an “as converted” basis;

On February 7, 2017, the Company allocated the $10,000,000 purchase price of the VZ Network Holdings, Inc. to:

Intangible Asset – Domain Names, User Lists, Brand Name	$6,600,000
Goodwill	3,400,000

Total	$10,000,000

A “qualified stock exchange” is defined as any one of the New York Stock Exchange, the Nasdaq Stock Exchange (including the Nasdaq Capital Markets) or the NYSE: Market Amex Exchange.

Purchase of the Chimera® Game assets

On March 10, 2017, the Company closed on the purchase of assets of the Chimera® Game assets by executing an Asset Purchase Agreement with Nathan Levine, an individual, to purchase the domain name, ChimeraCompanyGames.com (the “Website”), as well as other associated domain names, Internet Protocol address of the website, web development, software development, design work, engineering work, images and pictures displayed on the website, computer software, artwork, programs and documentation used in the operation of the Website, all tangible property mentioned, including but not limited to equipment, business machines, computer hardware and software, tooling and other fixed assets or personal property, all intangible property, including but not limited to all rights, titles and interests of the Seller, if any, under any leases of property or equipment, all intellectual property rights, including but not limited to, trademarks, trade names, service marks, service names copyrights, telephone numbers, telephone listings, email listings, data bases and the like, all contracts and agreements relating to the Business inventories, accounts receivable, and all other assets used in the operation of the Business. Not included in the sale was existing cash on hand and any causes of action not related to the Purchased Assets.

The purchase price was established as $320,000 with $190,000 paid in a combination of cash and preferred stock and the $130,000 balance financed by a 6% note payable that will be paid in 18 equal monthly payments commencing April 1, 2017. The preferred stock is convertible at the holder’s option into 60,000 shares of common stock.

On March 10, 2017, the Company allocated the $320,000 purchase price of the Chimera® Game assets to:

Intangible Assets:
Chimera® Trademark	$50,000
Email addresses	100,000
Chimera® Online Games	170,000

Total	$320,000

The Company also signed a consulting agreement with Nathan Levine under which Mr. Levine has agreed to assist in the development of games for which he will be paid by the issuance of unrestricted common stock with a market value of $60,000.

The Company also executed consulting agreements with Arkham Labs, developers of Chimera Games to continue the growth of the gaming platform by creating new games for the German social media platform (VZ), and Facebook as well as to update and maintain games currently running. Prioritizing time towards games with the highest earnings and new development with the highest projected return on investment. These games are to be fully owned by the Company. Payment for work done will be made by the issuance of unrestricted common stock.

The Company also signed a support services agreement with Arkham Labs to provide customer support to Chimera gamers as they enjoy the various platforms.

2017 Non-Statutory Stock Option Plan

In March 2017, the Company adopted its 2017 Non-Statutory Stock Option Plan (hereinafter referred to as the “Plan”), the nature and purpose of which is to compensate the Company’s officers, directors, employees, and consultants (hereafter, collectively, “Participants” or individually a “Participant”) for services rendered to the Company and to generate an increased incentive to contribute to the progress of the Company. The Plan is attached as an exhibit to this filing and provides for the issuance of up to 150,000,000 shares of the Registrant’s common stock (par value $.001) in connection with common stock purchase options granted under the Plan (grants of common stock purchase options are hereafter generically referred to as “Awards.” Awards under the Plan may be made at any time up until March 15, 2027 (the “Plan Expiration Date”).

The Company’s Board of Directors (“Board”) may appoint and maintain as administrator of this Plan the Compensation Committee (the “Committee”) of the Board which shall consist of at least three members of the Board. Until such time as the Committee is duly constituted, the Board itself shall have and fulfill the duties herein allocated to the Committee. The Committee shall have full power and authority to designate Plan participants, to determine the provisions and terms of respective Awards (which need not be identical as to number of shares covered by any Award, the method of exercise as related to exercise in whole or in installments, or otherwise), including the Award price, and to interpret the provisions and supervise the administration of this Plan.

The purchase price of each share of Stock placed under Award shall be determined by the Board not be less than ten percent (10%) of the fair market value of such share on the date the Award is granted or more than the fair market value of such share on the date the Award is granted.

The Stock subject to this Plan shall consist of un-issued shares or previously issued shares reacquired and held by the Company or any Affiliated Corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose.

The Award exercise period shall be a term determined by the Committee but not for a period of more than ten years from the date of grant.

The Plan is not qualified under Section 401(a) of the Internal Revenue Code. To the extent that a Participant receives an Award of common stock purchase options with an exercise price below the fair value of the underlying common stock, such Participant may recognize ordinary income with respect to the difference between the exercise price and fair value. To the extent that a Participant receives an Award of common stock, the Participant will recognize ordinary income equal to the aggregate fair market value of the shares issued to the Participant as of the date of issuance.

The termination of a Participant’s directorship, employment, consulting relationship may result in the forfeiture of any unvested portion of an Award granted under the Plan. Moreover, any Award of common stock purchase options must be exercised within six months of the cessation of a Participant’s directorship, employment, or consulting relationship with the Company, as applicable. In the case of a Participant’s death, such exercise period is extended an additional six months. In the case of a Participant’s termination or removal for “cause” as defined in the Plan, any unvested portion of an Award of common stock purchase options or other securities shall be immediately forfeited to the Company.

The Company filed a Registration Statement on Form S-8 in March 2017 to register those 150,000,000 shares of common stock underlying the options in the Plan.

Other

On February 7, 2017, the Company issued 5,000 shares of the Company’s Preferred Series B stock to Laureen Falco, Chief Accounting Officer for $5,000 in services.

On February 7, 2017, the Company issued 30,000 shares of the Company’s Preferred Series B stock to David Micek, Senior V.P of Corporate Development, for $30,000 in services.

On February 7, 2017, the Company issued 1,000 shares of the Company’s Preferred Series B stock to Dennis Gile for $1,000 in services.

On February 27, 2017, the Company signed a Letter of Intent to purchase assets, including Neuofuse, CY CogniYouth and Neuromega products from BD Health Partners LLC for $500,000.

On March 10, 2017, the Company formed Online Technologies, Inc., a C corporation in the state of Wyoming with 400,000,000 authorized shares of common stock at $0.0000001 par value and 1,000,000 authorized shares of preferred stock at $0.0000001 par value.

On February 10, 2017, the Company entered into an agreement with Sentegrity Advisors to perform advisory and strategic services for the Company for a two-year period. The Company agreed to pay a $5,000 monthly payment which could be satisfied through the issuance of common stock.

On February 23, 2017, the Company entered into a $75,000 promissory note with Auctus Capital, bearing interest at 8% with a maturity date of February 23, 2018. The conversion price is equal the lesser of (i) 55% multiplied by the lowest Trading Price (as defined below) (representing a discount rate of 45%) during the previous twenty (20) Trading Day period and (ii) the Variable Conversion Price, which is 50% multiplied by the market price (representing a discount rate of 50%). The Company incurred $2,000 in legal fees and $1,750 in original issue discount fees associated with this note.

On March 10, 2017, the Company formed Momentous Films, Inc., a C corporation in the state of Wyoming with 250,000,000 authorized shares of common stock at par value of $0.0001 and 50,000,000 authorized shares of preferred stock at $0.0001 par value.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Kurt E. Neubauer	65	Chairman of the Board and President
John Pepe	59	Chief Operating Officer, Secretary and Director
Tim Williams	62	Executive Vice President and Director
Laureen Falco	58	Chief Accounting Officer

Kurt E. Neubauer founded the Company and has been Chief Executive Officer since inception in 2002. From 2005 to 2011, Mr. Neubauer was chief executive officer at Planet Resource Recovery, proprietary line of inorganic products to aid in the remediation and recovery of hydrocarbons and water. In 2012, he became CEO and Director of Champion Entertainment, Inc, a privately-held entity in the film and entertainment industry. In 2013, he began devoting fulltime to the Company. Mr. Neubauer attended Texas A&M University – Kingsville.

John Pepe became Chief Operating Officer, Corporate Secretary and Director in November 2013. From 2010 to the present, he is Managing Director of both Atascosa Holdings, LLC, an investment company, and Atascosa Disposal Well Services. Prior to 2010, he was a Director with RCI Partners, a private management consultancy involved in entertainment and digital media industries. Mr. Pepe holds a Master of Fine Arts degree from the University of Southern California in the Peter Stark Motion Picture Producing Program and a Bachelor of Science degree from the University of Texas. He was also a board director for the Technology Incubator of West Houston from 2010 -2013.

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

Laureen Falco became Chief Accounting Officer in November 2016. She has worked as an Assistant Controller for CFF Recycling USA, a Divisional Controller for U.S. Zinc – a former subsidiary of Aleris International, Inc., and consulted with many companies in the Houston area for financial reporting and special projects. She is a Certified Public Accountant in the state of Texas, and she holds a B.S. in Accounting and a M.S. in Accounting from the University of Houston-Clear Lake.

On December 1, 2016, the Company engaged David Micek through a consulting agreement as Senior Vice-President of Corporate Development to assist the Company in matters of executive management, technology reviews and assessments, and consulting of potential merger and acquisition projects

As indicated in the description of their backgrounds, each and every member of the Board of Directors has experience in general business and been successful in their own careers. Each has many business contacts. As such, they, individually and as a group, make an excellent board for a young company.

Possible Potential Conflicts

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

Kurt Neubauer is and plans to continue being involved on a full-time basis with us. John Pepe, our Chief Operating Officer, devotes approximately 90% of his time to us. Tim Williams, Executive Vice President, devotes 90% of his time to us and Laureen Falco, Chief Accounting Officer devotes 90% of her time to us. David Micek devotes 100% of his time to the Company.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on December 31, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

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

All directors will be reimbursed by MMEG for any expenses incurred in attending board meetings provided that MMEG has the resources to pay these fees. MMEG will consider applying for officers and directors’ liability insurance at such time when it has the resources to do so.

Item 11.

EXECUTIVE COMPENSATION

None of our officers are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The following table shows, for the fiscal period ended December 31, 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, Executive Vice-President of Business Development and our Chief Accounting Officer:

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

On November 22, 2016, the Company issued 5,000 shares of Preferred Series B to Laureen Falco for services rendered. These shares were valued at $5,000.

On November 22, 2016, the Company cancelled 53,501,800 shares of common stock originally given to Kurt E. Neubauer, President and CEO, John Pepe, Chief Operating Officer and Tim Williams, Executive Vice President of Business Development for note conversions and service and issued 122,000 shares of Preferred Series B stock as follows:

		Exchange for
	Common	Preferred
Name	Shares	Series B
Kurt E. Neubauer	21,250,000	42,000
John Pepe	20,250,000	40,000
Tim Williams	12,001,800	40,000

Total	53,501,800	122,000

There is no formal employment arrangement with Mr. Neubauer at this time. Mr. Neubauer’s compensation has not been fixed or based on any percentage calculations. Compensation that will be paid in cash will only be awarded at the time and amount that cash is available. No cash compensation will be accrued. From time to time, Mr. Neubauer may be granted compensation in the form of shares of our common or preferred stock although no such commitments currently exist.

Mr. Neubauer will make all decisions determining the amount and timing of his compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Mr. Neubauer’s compensation amounts will be formalized if and when his annual compensation exceeds $150,000.

On December 1, 2016, the Company employed David Micek as Senior Vice-President of Corporate Development to perform duties in executive management in the Company’s business units, technology reviews and assessments, and consulting of potential merger and acquisition projects. The term of the contract is one year for cash payments and shares of the Company’s common stock.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2016, we had 520,921,319 shares of common stock outstanding which are held by 168 shareholders. The Officers and Directors exchanged their shares of common stock for Preferred Series B stock as outlined in Item 11.

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

Shareholder Matters

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors’ Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The promoters of MMEG are Kurt E. Neubauer, John Pepe and Tim Williams, our three executive officers.

At December 31, 2016, the Company was obligated for demand loans aggregating $343,450 due to Kurt Neubauer. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

At December 31, 2016, the Company had accounts payable of $52,543 due to its President. This amount relates to payments made by the Company’s President on behalf of the Company in connection with general and administrative expenses and accrued interest on the $343,450 demand loan from the President.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d) (5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

We have incurred fees totaling $39,510 and $37,475 for audit services for the years ended December 31, 2016 and 2015, respectively, for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees:

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2016 and 2015.

Tax Services Fees:

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred for the years ended December 31, 2016 and 2015 amounted to $3,500 and $3,300, respectively.

All Other Fees:

Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1

Section 906 Certification of Chief Executive Officer and Chief Financial Officer

10.9

2017 Non-Statutory Stock Option Plan

b)

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Momentous Entertainment Group, Inc.

April 13, 2017

(Registrant)

By:  /s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

FINANCIAL STATEMENTS

December 31, 2016 and 2015 TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

F-2

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Momentous Entertainment Group, Inc. Sugar Land, TX

We have audited the accompanying consolidated balance sheets of Momentous Entertainment Group, Inc. as of December 31, 2016, and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Thayer O’Neal Company LL.

/s/  Thayer O’Neal Company, LLC

Houston, Texas

April 13, 2017

MOMENTOUS ENTERTAINMENT GROUP, INC

BALANCE SHEETS
DECEMBER 31, 2016 AND DECEMBER 31, 2015

	2016	2015
ASSETS
Current Assets:
Cash	$15,704	$14
Prepaid acquisition costs	23,297	-
Inventory	-	5,984
Deferred production costs	47,543	41,131
Prepaid expenses and other	100	294
Total Current Assets	86,644	47,423
Total Assets	$86,644	$47,423

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$148,476	$65,929
Accrued expenses	20,993	8,313
Due to company president	52,543	119,745
Convertible notes payable	164,000	352,000
Notes payable	40,965	32,400
Notes payable-related party	343,450	343,430
Derivative liability	913,079	-
Total Short-Term Liabilities	1,683,506	921,817
Total Liabilities	1,683,506	921,817
Stockholders’ Deficit:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; 138,000 shares issued or outstanding	137,001	1
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 520,921,319 and 81,380,810 shares issued and outstanding	520,921	81,381

Paid-in capital	1,280,508	764,274
Accumulated deficit	(3,535,292)	(1,720,050)
Total Stockholder’s Deficit	(1,596,862)	(874,394)
Total	$86,644	$47,423

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenue	$2,501	$566

Operating Expenses:
Project costs	22,931	454,869
Marketing, general and administrative	791,551	561,473
Total Operating Expenses	814,482	1,016,342

Loss from Operations	(811,981)	(1,015,776)

Other Income(Expense)
Interest expense	841,799	11,211
Value of derivative liability	161,462	-
Total Other Income(Expense)	1,003,261	11,211

Net (Loss)	$(1,815,242)	$(1,026,987)

Net (Loss) Per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	145,239,432	73,961,414

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENT OF STOCKHOLDER DEFICIT
FOR THE PERIOD ENDING DECEMBER 31, 2016 AND DECEMBER 31, 2015

					Additional
	Preferred	Preferred	Common	Common	Paid-In
	Stock	Stock Amount	Stock	Stock Amount	Capital	Deficit	Total

Balance January 1, 2015	-	$ -	70,515,450	$ 70,515	$ 226,080	$ (693,063)	$ (396,468)

Issuance of Preferred Stock A to President for services	1,000	1	-	-	9,999	-	10,000

Issuance of shares to Vice-President for services	-	-	8,000,000	8,000	-	-	8,000
							-
Issuance of shares upon conversion of debt	-	-	185,360	185	178,495	-	178,680

Issuance of shares for services	-	-	2,680,000	2,681	349,700	-	352,381

Net loss	-	-	-	-	-	(1,026,987)	(1,026,987)

Balance, December 31, 2015	1,000	1	81,380,810	81,381	764,274	1,720,050)	(874,394)

Issuance of Preferred Stock B to President and Officers for services	137,000	137,000	-	-	27,000	-	164,000

Issuance of shares upon conversion of debt	-	-	393,885,364	393,885	227,585	-	621,470
							-
Issuance of shares for services	-	-	24,255,620	24,256	342,228	-	366,484

Cancellation of Common Shares - Conversion of Common to Preferred	-	-	(53,501,800)	(53,502)	(27,000)	-	(80,502)

Issuance of Warrant Shares	-	-	74,901,325	74,901	(53,579)	-	21,322

Net loss	-	-	-	-	-	(1,815,242)	(1,815,242)

Balance, December 31, 2016	138,000	$ 137,001	520,921,319	$ 520,921	$1,280,508	$(3,535,292)	$(1,596,862)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,815,242)	$(1,026,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for service	524,080	370,381
Change in value of derivative liability	161,462	-
Derivative financing costs	674,176	-
Change in deferred production costs	(6,412)	386,967
Change in prepaid and other	194	14,285
Change in accounts payable and accrued expenses	95,227	(67,593)
Prepaid acquisition costs	(23,297)	-
Change in inventory	5,984	49,165
Cash Flows Provided (Used) by Operating Activities	(383,828)	(273,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible promissory notes	458,135	310,100
Proceeds of notes payable	8,565	24,900
Payments of related party notes	(67,182)	(71,948)
Cash Flows Provided by Financing Activities	399,518	263,052

NET CHANGE IN CASH	15,690	(10,730)
Cash, beginning of period	14	10,744
Cash, end of period	$15,704	$14

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares to settle convertible notes	$621,470	$178,680
Issuance of warrant shares	21,322	-
	$642,792	$178,680

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements

December 31, 2016

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

Stock-based Compensation

The Company follows Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted a Non-Statutory Stock Option Plan on March 2017 detailed in Note 15 Subsequent Events.

The Company follows AS 505-50 in accounting for equity-based payments to non-employees. Most equity-based payments to date have been to non-employees and this standard provides that such transactions be valued at whichever is more readily determinable, the value of the goods or services received or the value of the shares given up. Since most of these transactions were entered into prior to the date in which our shares were trading, we accounted for these transactions at the share price negotiated with the vendor for their services which per se is the value of the services received.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2016, or 2015.

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

No provision was made for Federal income tax at December 31, 2016 or 2015.

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

Business Combinations and Goodwill

The Company follows the guidance of FASB ASC 805, Business Combinations that requires that the acquisition method be used for all business combinations. An acquirer is required to recognize the identifiable acquired assets, the liabilities assumed and noncontrolling interest in the acquire at the acquisition date, measured at their fair value as of that date. Additionally, FASB ASC 805-10-25-23 requires acquisition-related costs to be recognized as expenses as incurred, rather than included in the cost allocated to the acquired assets and assumed liabilities. However, the costs to issue debt or equity securities should be recognized in accordance with other applicable GAAP. For all business combinations, the guidance requires the acquirer to recognize goodwill as of the acquisition date, measured as the excess of (a) over (b):

a.

The aggregate of the following

i.

The transferred consideration measured in accordance with FASB ASC 805-30, which generally requires acquisition-date fair value.

ii.

The fair value of any noncontrolling interest in the acquire.

iii.

In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously-held equity interest in the acquiree.

b.

The net of the acquisition-date amounts of the identifiable acquired assets and assumed liabilities, measured in accordance with FASB ASC 805.

If the amounts in (b) are in excess of those in (a), a bargain purchase has occurred. Before recognizing a gain on a bargain purchase, FASB ASC 805-30-30-5 requires the acquirer to reassess whether it has correctly identified all the acquired assets and assumed liabilities and to recognize any additional assets or liabilities in that review. If an excess still remains, the acquirer should recognize the following gain in earnings on the acquisition date.

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of December 31, 2016.

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

NOTE 4–PREPAID ACQUISITION COSTS

On November 29, 2016, the Company executed a binding Letter of Intent to acquire Poolworks (Germany), Ltd., a social media company in Europe with social networks studiVZ and meinVZ for $10,000,000 in preferred stock.

On December 20, 2016, the Company advanced $23,297 to Poolworks, (Germany) Ltd. for operating expenses.

NOTE 5–INVENTORIES

The Company expensed $5,984 of inventory for the Greatest Story Ever Sung CD’s, the Greatest Story Ever Sung Special Edition CD’s and the Tim Storey Scriptures CD’s at December 31, 2016. The Company currently does not have any inventory at December 31, 2016.

NOTE 6–DEFERRED PRODUCTION COSTS

The Company had incurred deferred production costs in relation to the Greatest Story Ever Sung of $22,931 which were expensed to cost of sales at December 31, 2016. These write-offs are included in the accompanying Statements of Operations.

At December 31, 2016, the Company incurred costs of $47,543 to develop the new Crossings musical CD, the reality TV series with Bobby Dale Earnhardt, and the reality TV series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 7–MARKETING EXPENSES

At December 31, 2016, the Company incurred $29,677 for marketing expenses. The majority of the expenses were paid to T. McNeil Company.

NOTE 8–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2016, the Company incurred $148,476 in accounts payable which relate to administrative fees and $20,993 in accrued expenses, including an accrual of professional fees.

NOTE 9–CONVERTIBLE DEBT

The Convertible debt as of December 31, 2016, and December 31, 2015 consisted of the following Short-Term debt:

	December 31,	December 31,
Description	2016	2015

Note payable, non-interest bearing due in 2016, convertible at $2.00 per share on or before maturity, subsequently converted in 2016.	$-	$50,000

Notes payable, non-interest bearing due in 2016, convertible at $0.50 per share on or before maturity, all but $12,000 subsequently converted in 2016.	-	14,000

Notes payable, non-interest bearing, due in 2016, convertible at $0.50 per share on or before maturity, subsequently converted in 2016.	-	138,000

Note payable, non-interest bearing due in 2016, convertible at $0.25 per share on or before maturity, subsequently converted in 2016.	-	150,000

LG Capital Funding tranche 1 – loan agreement described below	82,675	-
Quarum Holdings, LLC – loan agreement described below	80,325	-

Adar Bays, LLC tranche 1 – loan agreement described below	1,000	-

Total	$164,000	$352,000

At December 31, 2016, the Company is obligated under convertible notes payable with an aggregate principal balance of $164,000, all of which mature in 2017. The notes are convertible at variable prices on the closing bid.

On March 22, 2016, the Company entered into a convertible promissory note agreement with Adar Bays, LLC, a Florida Limited Company, for $35,000, with an 8% interest rate, with a 12-month term. On November 2, 2016, the Company entered into a convertible promissory note agreement with Adar Bays, LLC for $35,000, 8% interest rate with a 12-month term. The outstanding principal and accrued interest under these notes will be convertible into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. Until the Notes have been converted, the Company shall not consummate any convertible financing or a registered offering of securities. If the Company violates this provision, the discount rate set forth above shall be increased from 45% to 65% and the prepay premium shall be increased by 20%. The Company recorded $7,000 in brokers fees and $4,000 in legal fees associated with these notes. Due to the conversion of notes payable and interest as stated in the following table, the remaining note payable balance at December 31, 2016 is $1,000.

During 2016, Adar Bays, LLC converted a total of $68,999.15 of the notes payable and $1,676.76 in interest into a total of 81,554,456 shares of common stock during the dates as follows:

Date	Amount	Interest	Shares	Conversion
	Converted	Paid	Common	Rate
9/26/2016	$ 3,000.00	-	1,090,909	$ 0.002750
10/14/2016	5,000.00	-	4,132,231	0.001210
10/26/2016	4,337.00	-	6,065,739	0.000715
10/27/2016	5,312.15	-	6,036,534	0.000880
10/31/2016	6,300.00	-	7,159,091	0.000880
11/1/2016	6,720.00	-	8,145,455	0.000825
11/2/2016	3,330.00	-	4,036,364	0.000825
11/2/2016	-	$ 1,676.76	2,032,436	0.000825
11/3/2016	7,300.00	-	8,848,485	0.000825
11/7/2016	7,900.00	-	9,575,758	0.000825
11/9/2016	8,600.00	-	10,424,242	0.000825
11/10/2016	10,000.00	-	12,121,212	0.000825
11/14/2016	1,200.00	-	1,886,000	0.000636

Total	$ 68,999.15	$ 1,676.76	81,554,456	$ 0.000846

On March 22, 2016, the Company entered into a convertible promissory note with agreement with LG Capital Funding, LLC, for $65,000, with an 8% interest rate, with a 12-month term. The principle and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted. The Company recorded $6,500 in brokers fees and $3,250 in legal fees associated with this note.

On May 13, 2016, The Company entered into a convertible promissory note with LG Capital Funding, LLC for $37,000, with an 8% interest rate, with a 12-month term. The principle and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back from the date converted. The company recorded $3,500 in brokers fees and $2,000 in legal fees associate with this note.

On December 12, 2016, the Company entered into a convertible promissory note agreement with LG Capital Funding, LLC for $45,675, with an 8% interest rate, with a 12-month term. The principal and accrued interest will be converted into shares of common stock of the Company at a 45% discount to the lowest closing bid price with a 20 day look back. The Company recorded $4,350 in brokers fees and $2,175 in legal fees associated with this convertible note.

On December 21, 2016, the Company borrowed entered into a convertible promissory note with LG Capital Funding, LLC for $37,000 with 8% interest rate, with a 12-month term. The Company recorded brokers fees of $3,500 and legal fees of $2,000 associated with this note. The company recorded accrued interest of $247.63 for the LG Capital Funding, LLC convertible promissory notes at December 31, 2016.

During 2016, LG Capital Funding, LLC converted a total of $102,000 of notes payable and $4,949.09 of interest into 189,804,028 shares of common stock during the following dates:

Date	Interest	Amount	Shares	Conversion
	Converted	Converted	Common	Rate
9/26/2016	$ 204.93	$ 5,000	1,577,251	$ 0.003300
10/14/2016	112.33	2,500	2,065,083	0.001265
10/20/2016	115.62	2,500	2,797,454	0.000935
10/26/2016	187.87	3,950	4,702,125	0.000880
10/28/2016	264.00	5,500	6,550,000	0.000880
11/3/2016	273.70	5,550	6,617,840	0.000880
11/7/2016	276.05	5,500	6,563,693	0.000880
11/8/2016	438.58	8,700	10,384,750	0.000880
11/10/2016	442.39	8,700	10,389,079	0.000880
11/17/2016	327.40	6,250	13,287,676	0.000495
11/21/2016	295.59	5,550	13,285,431	0.000440
11/28/2016	290.41	5,300	12,705,477	0.000440
12/1/2016	216.99	5,000	11,856,795	0.000440
12/8/2016	220.16	4,900	13,299,116	0.000385
12/13/2016	225.99	4,910	13,340,233	0.000385
12/15/2016	351.05	7,555	20,535,194	0.000385
12/20/2016	386.91	8,135	22,134,831	0.000385
12/27/2016	319.12	6,500	17,712,000	0.000385

Total	$ 4,949.09	$ 102,000	189,804,028	$ 0.000537

On November 22, 2016, the Company entered into a convertible promissory note of $52,500 from Quarum Holdings, LLC with an interest rate of 8%, due on November 22, 2017. On December 13, the Company entered into a convertible promissory note of $27,825 from Quarum Holdings, LLC with an interest rate of 8%, due on December 22, 2016. The Company recorded a total of $1,325 in original issue discount fees and $9,000 in legal fees from these notes.

On February 1, 2016, the Company entered into a convertible promissory note with Typenex Co-Investment, LLC in the principal amount of $280,000 with 10% interest, with 15 equal installments beginning 180 days of closing. The note includes a 9.5% original issue discount fee with principal and interest payments of $18,333. The payments could be paid either in cash or in the Company’s common stock. The Company recorded an original issue discount fee of $5,000 and legal fees of $5,000 associated with the $55,000 first tranche. The note included five warrant agreements totaling to $140,000 convertible at par value $0.0001.

On March 18, 2016, the Company entered into an Exchange Agreement with Typenex Co-Investment, LLC company to exchange the $140,000 of warrants for a $37,500 convertible promissory note of $37,500, for which Typenex Co-Investment, LLC converted into common stock during the fourth quarter 2016.

On May 10, 2016, Typenex Co-Investment, LLC informed the Company that they were in breach of the February 1, 2016 convertible promissory note, per section 4.2, which resulted in the interest rate increasing from the base of the 10% to the default rate of 22%. On December 13, 2016, the Company paid Typenex Co-Investment, LLC a payoff amount of $65,000 which constituted the balance of interest owed on the promissory note.

During 2016, Typenex Co-Investment, LLC converted a total of $55,000 notes payable, $37,500 Termination of Warrant Agreement and $5,750 of interest into 118,599,665 shares of the Company’s common stock during the dates as follows:

Date	Amount	Shares	Conversion
	Converted	Common	Rate
8/8/2016	$20,000	7,272,727	$0.00275
10/14/2016	12,600	9,417,040	0.001338
10/26/2016	10,250	11,177,754	0.000917
11/2/2016	13,500	14,721,919	0.000917
11/11/2016	13,800	17,100,372	0.000807
11/21/2016	14,000	29,350,105	0.000477
11/30/2016	14,100	29,559,748	0.000477

Total	$98,250	118,599,665	$0.000828

NOTE 10–LOANS

The Company had two demand loan payables outstanding in the principal amounts of $22,230 and $600, respectively. The $22,230 loan was due to a director and officer of the Company.

On December 13, 2016, the Company entered into a note agreement with Quarum Holdings, LLC, with 8% interest for $15,634.52 due on December 13, 2017. This note represents a payout of the note proceeds to T. McNeil – the original amount of $15,000 borrowed on June 3, 2016 along with $634.52 of interest paid. At December 31, 2016, the Company accrued $559 in interest payable on these notes.

NOTE 11–DEMAND LOANS FROM PRESIDENT

At December 31, 2016, the Company was obligated for demand loans aggregating $343,450 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 12–SHARE CAPITAL

During 2016, the Company issued 393,885,364 shares of common stock for promissory note conversions as outlined in Note 9.  The Company issued 24,255,620 shares of common stock for professional services in relation to merger and acquisition, legal, accounting, broker services and talent agreements.

On November 22, 2016, the Company cancelled 53,501,800 shares of common stock originally given to Kurt E. Neubauer, President and CEO, John Pepe, Chief Operating Officer and Tim Williams, Executive Vice President of Business Development for note conversions and service and issued 122,000 shares of Preferred Series B stock as follows:

		Exchange for
	Common	Preferred
Name	Shares	Series B
Kurt E. Neubauer	21,250,000	42,000
John Pepe	20,250,000	40,000
Tim Williams	12,001,800	40,000

Total	53,501,800	122,000

On November 22, 2016, the Company issued 10,000 shares of Preferred Series B stock for accounting and legal services. On this date, the Company also issued 5,000 shares of Preferred Series B stock to Laureen Falco, Chief Accounting Officer for her services, as well.

On May 17, 2016, the Company entered into an advisory agreement with Posner McLane, LLC to provide merger and acquisition consulting services. The company agreed to pay Posner McLane, LLC a monthly consulting fee equal to $20,000 per month in cash or in the form of shares of common stock of the Company to be calculated at the closing price per share of the Company’s common stock as traded on the OTCBB on the day the payment is due. As of December 31, 2016, the Company issued 22,720,620 shares of the Company’s common stock during the dates as follows:

	Amount	Shares	Conversion
	Converted	Common	Rate
05/20/16	$ 20,000	418,410	$0.0478
09/27/16	80,000	5,968,877	0.0215
12/09/16	40,000	16,333,333	0.0025

Total	$140,000	22,720,620	$0.0718

On November 22, 2017, the Company transferred rights for the $60,000 of warrants originally assigned to T. McNeil Advisors, LLC to Quarum Holdings, LLC. Quarum Holdings, LLC purchased the rights directly from T. McNeil Advisors, LLC. Quarum Holdings, LLC converted $58,661.57 into 74,901,325 shares of common stock during the following dates:

Date	Warrant	Shares	Conversion
	Shares	Common	Rate
12/2/2016	$11,400.00	13,288,889	$0.000858
12/9/2016	9,252.83	12,016,667	0.000770
12/15/2016	11,381.19	14,780,769	0.000770
12/16/2016	9,944.55	12,915,000	0.000770
12/28/2016	16,683.00	21,900,000	0.000762

Total	$58,661.57	74,901,325	$0.000783

NOTE 13–INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. The Company has incurred losses since inception and, accordingly has a net operating loss carry forward as of December 31, 2016, of approximately $916,305. This loss carry forward expires according to the following schedule:

Year Ending December 31,	Amount
2034	$272,000
2035	337,000
2036	307,305
Total	$916,305

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre- tax income from continuing operations for the years ended December 31, 2016 and 2015, due to the following:

Description	2016	2015
Tax provision at expected tax rate	$(401,613)	$(514,692)
Application of valuation allowance	401,613	514,692
Income tax provision	$-	$-

Deferred tax assets at December 31, 2016 and 2015 are comprised of net operating loss carry forwards. The amounts for tax purposes could vary from those disclosed above as the Company has not addressed the differences in valuation of share-based compensation for tax purposes.

Tax years 2011-2016; remain subject to examination by the IRS and respective states.

NOTE 14–RELATED PARTY TRANSACTIONS

At December 31, 2016, the Company had accounts payable and accrued interest on the demand note of $52,543 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with administrative expenses, deferred production costs on the reality TV series and accrued interest on the $343,450 demand loan by the Company’s President.

The Company entered into a consulting agreement in 2016 with one current officer that was completed prior to the consultant becoming an officer or director. Accrued expenses at December 31, 2016 include professional fees relating to this agreement.

 See Note 12 which describes the issuance of common and preferred shares of the Company’s stock to officers and directors and Note 9 concerning loans due to the Company’s President.

NOTE 15–SUBSEQUENT EVENTS

Conversion of debt to equity

From January 3, 2017 through April 13, 2017:

LG Capital Funding, LLC converted a total of $29,150 in principal amount of notes payable and $180 of accrued interest into 72,654,022 shares of the Company’s common stock during the dates as follows:

		Conversion
Date	Shares	Price Per
Issued	Common	Share	Interest	Total
01/03/17	23,958,961	$ 0.215265	$ 24.20	$ 9,200
01/12/17	24,000,857	0.215220	40.33	9,200
02/09/17	24,694,204	0.251315	115.45	10,750
	72,654,022		$ 179.98	$29,150

Quarum Holdings, LLC converted a total of $15,634.52 of principal amount of notes payable into 40,609,142 shares of common stock during the following dates:

		Conversion
Date	Shares	Price Per
Issued	Common	Share	Total
01/05/17	12,987,013	$ 0.000385	$ 5,000.00
01/12/17	27,622,129	0.000385	10,634.52
	40,609,142		$15,634.52

Convertible notes payable and warrants

On January 4, 2017, the Company entered into a $28,000 convertible promissory note with the Power Up Lending Group, Ltd, bearing 8% interest, with a maturity date of October 28, 2017. The Company incurred legal costs of $2,000 and original issue discount fees of $1,000 associated with this note. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period.

On January 20, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings LLC, bearing 8% interest, with a maturity date of January 20, 2018. The Company incurred $2,000 in legal fees and $1,890 in original issue discount fees associated with this note. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. In addition, the Company issued a warrant exercisable into 3,852,000 shares at an aggregate exercise amount of $5,778 to Quarum Holdings, LLC.

On January 20, 2017, the Company entered into a $84,262.50 convertible promissory note with LG Capital Funding, LLC, bearing interest at 8%, with a maturity date of January 20, 2018. The note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. This agreement also includes an additional note of $84,262.50, for which the Company has not taken.  The Company incurred legal fees of $3,750 and broker fees of $7,500 associated with this note. The Company issued a warrant exercisable into 11,253,333 common shares at an aggregate exercise amount of $16,853.

On February 8, 2017, the Company entered into a $28,890 convertible promissory note with Cerberus Finance Group, LTD, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the lowest closing bid of the Company’s common stock as reported on the OTC exchange for the twenty prior trading days. This note also includes another $28,890 note for which the Company has not taken. The Company incurred $2,000 in legal fees and $1,890 in original interest discount fees associated with this note. The Company issued a warrant exercisable into 1,155,600 shares of common stock with an aggregate value of $5,778 to Cerberus Finance Group, Ltd.

On February 8, 2017, the Company issued a warrant exercisable into 3,370,000 shares of common stock to LG Capital Funding, LLC at an aggregate exercise price of $16,850.

On February 8, 2017, the Company entered into a convertible promissory note with LG Capital Funding, LLC for $84,262.50, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The agreement also includes another $84,262.50 promissory note that the Company has not taken. The Company incurred $3,750 in legal fees, $5,512.50 in original issue discount fees, and $7,500 in legal fees associated with this note.

On February 8, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. This note also includes another $28,890 for which the Company has not taken. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees associated with this note

On February 9, 2017, the Company entered into a $25,000 convertible promissory note with Power Up Lending Group, Ltd, bearing interest at 8%, with a maturity date of 180 days. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period.  The Company incurred legal costs of $2,000 and $1,000 in investor fees associated with this note.

On February 9, 2017, the Company entered into a $25,000 convertible promissory note with Power Up Lending Group, Ltd, bearing interest at 8%, with a maturity date of 180 days. The conversion price shall be subject to a discount of 45%, determined on the basis of the three lowest closing bid prices for the Company’s common stock during the prior 15 trading day period. The Company incurred legal costs of $2,000 and $1,000 in investor fees associated with this note.

On February 9, 2017, Quarum Holdings, LLC exercised a warrant into 1,680,417 shares of the Company’s common stock at a conversion rate of $.003815 per share or $1,293.

On February 10, 2017, the Company entered into a $36,750 convertible promissory note with Crossover Capital Fund II, LLC, bearing interest at 8% with a maturity date of February 10, 2018. This note is convertible into common shares at a price equal to 60% of the lowest trading price of the Company’s common stock for the twenty days prior trading days. The Company incurred legal fees of $2,000, original issue discount fees of $1,750, and investor fees of $3,500 associated with this note.

On February 15, 2017, the Company entered into a $60,000 convertible promissory note with JSJ investments, with a 12% interest rate, with a maturity date of nine months from issuance. This note is convertible into common shares at a price equal to a 45% discount to the lowest closing bid during the previous twenty trading days. The Company incurred $2,000 in legal fees and $4,200 in original issue discount fees associated with this note.

On February 16, 2017, the Company entered into a $75,000 convertible promissory note with Auctus Fund, LLC, bearing interest at 12% with a maturity date of November 16, 2017. This note is convertible into common shares at a price equal to the lesser of 55% multiplied by the lowest trading price during the previous twenty-day trading period and the variable conversion price of 50% of the market price, which is the lowest trading price during the last twenty-five trading days. The Company incurred $2,750 in legal fees, $7,000 in original issue discount fees, and $3,263 in broker fees associated with this note.

On February 23, 2017, the Company issued a warrant to Quarum Holdings, LLC exercisable into 3,852,000 shares of common stock for an aggregate price of $5,778.

Poolworks (Germany), Ltd.

On January 20, 2017, the Company signed a Letter of Intent proposal to settle all debts owed by Poolworks (Germany), Ltd with George von Holtzbrinck GmbH & Co for $594,720. The terms of the agreement include two upfront cash payments totaling $162,196 and a 10-year note, with quarterly payments for the remaining $432,524 with an annual interest rate of 5%.

 On February 8, 2017, the Company executed Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for newly-issued preferred stock of MMEG, with VZ becoming a wholly-owned subsidiary of the Company. VZ owns 100% of the equity of Poolworks (Germany) Ltd, a German company with offices in Berlin. Poolworks (Germany), Ltd. owns and operates the social-media networking platforms studiVZ and meinVZ directed and offered primarily to individuals located in the Republic of Germany

In exchange for the VZN Common Stock, the Company issued to the VNZ Majority Shareholders an aggregate of 10,000 shares of non-redeemable, convertible shares of Series C preferred stock of the Company (the “Company Series C Preferred Stock”).

On February 7, 2017, the Company allocated the $10,000,000 purchase price of the VZ Network Holdings, Inc. to:

Intangible Asset – Domain Names, User Lists, Brand Name	$6,600,000
Goodwill	3,400,000

Total	$10,000,000

The Company amended its articles of incorporation to authorize an aggregate of 10,000 shares of Company Series C Preferred Stock. The Company’s Series C Preferred Stock:

•

does not pay a dividend;

•

has a stated or liquidation value of $1,000.00 per share, or an aggregate of $10,000,000, as to all shares of Company Series C Preferred Stock;

•

upon liquidation or a sale of control of the Company is senior to the Company Common Stock;

•

provides that upon the occurrence of a “conversion event” (defined as the listing of shares of Company Common Stock on a “qualified stock exchange” (as defined)), the Company Series C Preferred Stock shall automatically convert into 66,783,870 shares of Company Common Stock, or such other number of shares of Company Common Stock as shall represent 20% of the Company’s “fully-diluted Common Stock” (as defined) on the date of conversion; and

•

votes with the company’s outstanding Common Stock on an “as converted” basis;

A “qualified stock exchange” is defined as any one of the New York Stock Exchange, the Nasdaq Stock Exchange (including the Nasdaq Capital Markets) or the NYSE: Market Amex Exchange.

Purchase of the Chimera® Game assets

On March 10, 2017, the Company executed an Asset Purchase Agreement with Nathan Levine, an individual, to purchase the domain name, ChimeraCompanyGames.com (the “Website”), as well as other associated domain names, Internet Protocol address of the website, web development, software development, design work, engineering work, images and pictures displayed on the website, computer software, artwork, programs and documentation used in the operation of the website, all tangible property mentioned, including but not limited to equipment, business machines, computer hardware and software, tooling and other fixed assets or personal property, all intangible property, including but not limited to all rights, titles and interests of the Seller, if any, under any leases of property or equipment, all intellectual property rights, including but not limited to, trademarks, trade names, service marks, service names copyrights, telephone numbers, telephone listings, email listings, data bases and the like, all contracts and agreements relating to the business inventories, accounts receivable, and all other assets used in the operation of the business. Not included in the sale was existing cash on hand and any causes of action not related to the purchased assets.

The purchase price was established as $320,000 with $190,000 paid in a combination of cash and preferred stock and the $130,000 balance financed by a 6% note payable that will be paid in 18 equal monthly payments commencing April 1, 2017. The preferred stock is convertible at the holder’s option into 60,000 shares of common stock.

On March 10, 2017, the Company allocated the $320,000 purchase price of the Chimera® Game assets to:

Intangible Assets:
Chimera® Trademark	$50,000
Email addresses	100,000
Chimera® Online Games	170,000

Total	$320,000

The Company also signed a consulting agreement with Nathan Levine under which Mr. Levine has agreed to assist in the development of games for which he will be paid by the issuance of unrestricted common stock with a market value of $60,000.

The Company also executed consulting agreements with Arkham Labs, developers of Chimera Games to continue the growth of the gaming platform by creating new games for the German social media platform (VZ), and Facebook as well as to update and maintain games currently running. Prioritizing time towards games with the highest earnings and new development with the highest projected return on investment. These games are to be fully owned by the Company. Payment for work done will be made by the issuance of unrestricted common stock.

The Company also signed a support services agreement with Arkham Labs to provide customer support to Chimera gamers as they enjoy the various platforms.

2017 Non-Statutory Stock Option Plan

In March 2017, the Company adopted its 2017 Non-Statutory Stock Option Plan (hereinafter referred to as the “Plan”), the nature and purpose of which is to compensate the Company’s officers, directors, employees, and consultants (hereafter, collectively, “Participants” or individually a “Participant”) for services rendered to the Company and to generate an increased incentive to contribute to the progress of the Company. The Plan is attached as an exhibit to this filing and provides for the issuance of up to 150,000,000 shares of the Registrant’s common stock (par value $.001) in connection with common stock purchase options granted under the Plan (grants of common stock purchase options are hereafter generically referred to as “Awards.” Awards under the Plan may be made at any time up until March 15, 2027 (the “Plan Expiration Date”).

The Company’s Board of Directors (“Board”) may appoint and maintain as administrator of this Plan the Compensation Committee (the “Committee”) of the Board which shall consist of at least three members of the Board. Until such time as the Committee is duly constituted, the Board itself shall have and fulfill the duties herein allocated to the Committee. The Committee shall have full power and authority to designate Plan participants, to determine the provisions and terms of respective Awards (which need not be identical as to number of shares covered by any Award, the method of exercise as related to exercise in whole or in installments, or otherwise), including the Award price, and to interpret the provisions and supervise the administration of this Plan.

The purchase price of each share of stock placed under Award shall be determined by the Board not be less than ten percent (10%) of the fair market value of such share on the date the Award is granted or more than the fair market value of such share on the date the Award is granted.

The stock subject to this Plan shall consist of un-issued shares or previously issued shares reacquired and held by the Company or any affiliated corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose.

The Award exercise period shall be a term determined by the Committee but not for a period of more than ten years from the date of grant.

The Plan is not qualified under Section 401(a) of the Internal Revenue Code. To the extent that a participant receives an Award of common stock purchase options with an exercise price below the fair value of the underlying common stock, such Participant may recognize ordinary income with respect to the difference between the exercise price and fair value. To the extent that a Participant receives an Award of common stock, the Participant will recognize ordinary income equal to the aggregate fair market value of the shares issued to the Participant as of the date of issuance.

The termination of a participant’s directorship, employment, consulting relationship may result in the forfeiture of any unvested portion of an Award granted under the Plan. Moreover, any Award of common stock purchase options must be exercised within six months of the cessation of a Participant’s directorship, employment, or consulting relationship with the Company, as applicable. In the case of a participant’s death, such exercise period is extended an additional six months. In the case of a Participant’s termination or removal for “cause” as defined in the Plan, any unvested portion of an Award of common stock purchase options or other securities shall be immediately forfeited to the Company.

The Company filed a Registration Statement on Form S-8 in March 2017 to register those 150,000,000 shares of common stock underlying the options in the Plan.

Other

On February 7, 2017, the Company issued 5,000 shares of the Company’s Preferred Series B stock to Laureen Falco, Chief Accounting Officer for $5,000 in services.

On February 7, 2017, the Company issued 30,000 shares of the Company’s Preferred Series B stock to David Micek, Senior V.P of Corporate Development, for $30,000 in services.

On February 7, 2017, the Company issued 1,000 shares of the Company’s Preferred Series B stock to Dennis Gile for $1,000 in services.

On February 27, 2017, the Company signed a Letter of Intent to purchase assets, including Neuofuse, CY CogniYouth and Neuromega products from BD Health Partners LLC for $500,000.

On March 10, 2017, the Company formed Online Technologies, Inc., a C corporation in the state of Wyoming with 400,000,000 authorized shares of common stock at $0.0000001 par value and 1,000,000 authorized shares of preferred stock at $0.0000001 par value.

On February 10, 2017, the Company entered into an agreement with Sentegrity Advisors to perform advisory and strategic services for the Company for a two-year period. The Company agreed to pay a $5,000 monthly payment which could be satisfied through the issuance of common stock.

On February 23, 2017, the Company entered into a $75,000 promissory note with Auctus Capital, bearing interest at 8% with a maturity date of February 23, 2018. The conversion price is equal the lesser of (i) 55% multiplied by the lowest Trading Price (as defined below) (representing a discount rate of 45%) during the previous twenty (20) Trading Day period and (ii) the Variable Conversion Price, which is 50% multiplied by the market price (representing a discount rate of 50%). The Company incurred $2,000 in legal fees and $1,750 in original issue discount fees associated with this note.

On March 10, 2017, the Company formed Momentous Films, Inc., a C corporation in the state of Wyoming with 250,000,000 authorized shares of common stock at par value of $0.0001 and 50,000,000 authorized shares of preferred stock at $0.0001 par value.