Form 10-Q
period 2017-03-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-05-22
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  X . No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	..	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes .     . No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes .     . No  X ..

At May 22, 2017, the number of shares of the Registrant’s common stock outstanding was 815,665,087.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$112,809	$15,704
Accounts receivable	147,201	-
Prepaid acquisition costs	-	23,297
Deferred production costs	47,942	47,543
Total Current Assets	307,952	86,544
Fixed assets	7,115	-
Intangible assets	2,617,885	-
Prepaid expenses and other assets	10,100	100
Total Long-term Assets	2,635,100	100
Total Assets	$2,943,052	$86,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	43,168,892	148,476
Accrued expenses	79,517	20,993
Due to Company president	27,985	52,543
Convertible notes payable, net	225,434	164,000
Notes payable	132,500	18,735
Notes payable – related party	353,727	365,680
Derivative liability	1,085,100	913,079
Total Current Liabilities	45,073,155	1,683,506
Total Liabilities	45,073,155	1,683,506

Stockholders’ Deficit:

Preferred stock: $0.001 par value; 50,000,000 shares authorized; 174,060 and 138,000 shares issued and outstanding	174	138
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 671,213,815 and 520,921,319 shares issued and outstanding	671,214	520,921
Paid-in capital	1,499,094	1,417,371
Accumulated deficit	(44,300,585)	(3,535,292)
Total Stockholder's Deficit	(42,130,103)	(1,596,862)
Total	$2,943,052	$86,644

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016

Revenue	$33,241	$2,500

Operating Expenses
Costs and Expenses: Server & Programming	40,985	-
Marketing, general and administrative	350,512	246,330
Goodwill impairment loss	40,574,273	-
Total operating Expenses	40,965,770	246,330

Loss from Operations	$(40,932,529)	$(243,830)

Other Expense
Interest expense	12,447	219,444
Change in derivative liability	(270,268)	9,087
Debt discount amortization	90,585	-
Total other expense	(167,236)	228,531

Net (Loss)	$(40,765,293)	$(472,361)

Net (Loss) Per Share: Basic and Diluted	$(0.26)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	159,479,122	82,332,735

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.
Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2017
(Unaudited)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance January 1, 2016	1,000	$1	81,380,810	$81,381	$764,274	$(1,720,050)	$(874,394)
Issuance of Preferred Stock B to President and Officers for services	137,000	137	-	-	163,863	-	164,000
Issuance of shares upon conversion of debt	-	-	393,885,364	393,885	227,585	-	621,470
Issuance of shares for services	-	-	24,255,620	24,256	342,228	-	366,484
Cancellation of Common Shares – Conversion of Common to Preferred	-	-	(53,501,800)	(53,502)	(27,000)	-	(80,502)
Issuance of Warrant Shares	-	-	74,901,325	74,901	(53,579)	-	21,322
Net loss	-	-	-	-	-	(1,815,242)	(1,815,242)
Balance, December 31, 2016	138,000	$138	520,921,319	$520,921	$1,417,371	$(3,535,292)	$(1,596,862)
Issuance of shares upon conversion of debt	-	-	113,263,164	113,264	(68,685)	-	44,579
Issuance of shares for services	36,000	36	9,261,958	9,262	61,342	-	70,640
Issuance of Warrant Shares	-	-	1,680,417	1,680	55,093	-	56,773
Issuance of shares for S8 Acquisition	60	0	26,086,957	26,087	33,973	-	60,060
Net loss	-	-	-	-	-	(40,765,293)	(40,765,293)
Balance, March 31, 2017	174,060	$174	671,213,815	$671,214	$1,499,094	$(44,300,585)	$(42,130,103)

 See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(40,765,293)	$(472,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liability	172,021	224,540
Issued stock for services	70,640	113,750
Changes in accounts receivable	(147,201)	-
Prepaid acquisition costs	23,297	-
Change in fixed assets	(7,115)	-
Change in intangible assets	(2,617,885)	-
Change in deferred production costs	(399)	(10,644)
Change in prepaid assets and other expenses	(10,000)	(13,451)
Change in accounts payable and accrued expenses	43,078,939	9,348
Cash Flows Provided (Used) by Operating Activities	(202,996)	(148,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	158,343	145,000
Repayments to related party	(11,953)	(10,500)
Proceeds from convertible debt	506,436	-
Debt discount	(445,001)	-
Issuance of stock for S8 acquisition	60,061	-
Issuance of warrant shares	56,773	60,000
Due to company president	(24,558)	(24,426)
Cash Flows Provided by Financing Activities	300,101	170,074

NET CHANGE IN CASH	97,105	21,256
Cash, beginning of period	15,704	14
Cash, end of period	$112,809	$21,270

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares for business acquisitions	$40,574,273	$-
Issuance of shares to settle convertible notes	56,773	340,000
Derivative liability	172,021	224,540
Issuance of warrant shares	56,773	60,000
Total	$40,859,840	$624,540

 See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

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

On March 10, 2017, the Company formed Online Technologies, Inc., a C corporation in the state of Wyoming for the ecommerce consumer products and services division.

On March 10, 2017, the Company formed Momentous Films, Inc., a C corporation in the state of Wyoming for the over-the-top streaming media content creation and distribution division.

Momentous Entertainment Group, Inc. (“MMEG” or the “Company”) was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. We had very limited activities until June 2011 when the Company started designing a detailed business plan focused on four key business segments that receive revenues from their own specific target markets. The business segments also share synergies and products cross selling opportunities amongst themselves. This significantly increases their available addressable market and number of potential buyers, resulting in an increased sales and revenue generating potential.

The Company has evolved into an online social media network company. It is vertically organized into four business areas:

1)

Social Networking;

2)

Social Gaming;

3)

Ecommerce consumer products and services; and

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

Inventory

Inventory is valued at cost using the first-in, first-out cost flow assumption. All inventories consist of finished product ready for sale.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Intangible assets acquired in the acquisition of Poolworks were presented at fair value as of March 31, 2017 and as of March 31, 2017 and 2016, the only liabilities presented at fair value were convertible notes payable which have been discounted for embedded derivatives using the binomial lattice model and as such are treated as level II in the hierarchy of fair value measures.

Description	March 31, 2017	December 31, 2016

Convertible Debt	$225,435	$164,000
Derivative liabilities	1,085,100	933,079

Total	$1,310,535	$1,097,079

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2017 or 2016.

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

Business Combinations and Goodwill

The Company follows the guidance of FASB ASC 805, Business Combinations that requires that the acquisition method be used for all business combinations. An acquirer is required to recognize the identifiable acquired assets, the liabilities assumed and non-controlling interest in the acquire at the acquisition date, measured at their fair value as of that date. Additionally, FASB ASC 805- 10-25-23 requires acquisition-related costs to be recognized as expenses as incurred, rather than included in the cost allocated to the acquired assets and assumed liabilities. However, the costs to issue debt or equity securities should be recognized in accordance with other applicable GAAP. For all business combinations, the guidance requires the acquirer to recognize goodwill as of the acquisition date, measured as the excess of (a) over (b):

a.

The aggregate of the following:

i.

The transferred consideration measured in accordance with FASB ASC 805-30, which generally requires acquisition-date fair value.

ii.

The fair value of any noncontrolling interest in the acquiree.

iii.

In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously-held equity interest in the acquiree.

b.

The net of the acquisition-date amounts of the identifiable acquired assets and assumed liabilities, measured in accordance with FASB ASC 805.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

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

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of March 31, 2017.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

NOTE 4–DEFERRED PRODUCTION COSTS

At March 31, 2017, the Company incurred costs of $47,942 to develop the new Crossings musical CD, the reality TV series with Bobby Dale Earnhardt, and the reality TV series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 5-BUSINESS COMBINATIONS AND GOODWILL

Poolworks (Germany), Ltd.

On February 8, 2017, the Company executed Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for newly-issued preferred stock of MMEG, with VZ becoming a wholly-owned subsidiary of the Company. VZ owns 100% of the equity of Poolworks (Germany) Ltd, (PGL) a German company with offices in Berlin. Poolworks (Germany), Ltd. owns and operates the social-media networking platforms studiVZ and meinVZ directed and offered primarily to individuals located in the Republic of Germany

In exchange for the VZN Common Stock, the Company issued to the VNZ Majority Shareholders an aggregate of 10,000 shares of non-redeemable, convertible shares of Series C preferred stock of the Company (the “Company Series C Preferred Stock”).

The Company amended its articles of incorporation to authorize an aggregate of 10,000 shares of Company Series C Preferred Stock. The Company’s Series C Preferred Stock:

•

does not pay a dividend;

•

has a stated aggregate of $2,305,000, as to all shares of Company Series C Preferred Stock;

•

upon liquidation or a sale of control of the Company is senior to the Company Common Stock;

•

provides that upon the occurrence of a “conversion event” (defined as the listing of shares of Company Common Stock on a “qualified stock exchange” (as defined)), the Company Series C Preferred Stock shall automatically convert into 20% of the Company’s “fully-diluted Common Stock” (as defined) on the date of conversion; and

•

votes with the company’s outstanding Common Stock on an “as converted” basis;

A “qualified stock exchange” is defined as any one of the New York Stock Exchange, the Nasdaq Stock Exchange (including the Nasdaq Capital Markets) or the NYSE: Market Amex Exchange.

Due to a recent valuation of the Poolworks (Germany) Ltd. intangible assets, the final purchase price of 10,000 shares of non- redeemable, convertible shares of Series C preferred stock of the Company issued is valued at $2,305,000. The Company allocated the purchase price of VZ Network Holdings, Inc. to:

Intangible Assets:
Brand name and market awareness of Brand	$919,200
Trademarks	459,600
Domain names	229,800
Vendor contracts – marketing, game, email	344,700
Unpatented proprietary technology	344,585
Fixed Assets	7,115
Total	$2,305,000

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

At March 31, 2017, the trial balance of the Poolworks (Germany) Ltd. acquisition was consolidated into the Momentous Entertainment Group, Inc.’s financial statements as follows:

Upon the purchase of Poolworks (Germany) Ltd. on February 8, 2017, in which they had an old outstanding intercompany payable of $43,648,999 to one of its former owners that consist of $34,061,074 payable and $9,577,925 in accrued interest on this payable, the Company recognized goodwill of $40,574,273, but subsequently recorded an impairment of the goodwill since these payable amounts to the former owner are not realizable.

The revenue expenses recorded through the business combination of Poolworks (Germany) Ltd. from February 8, 2017 through March 31, 2017 are as follows:

Revenue	$33,058
Other Income	166
Total Revenue	$33,224
Costs of Goods Sold:
Web Server Costs	$15,363
Gross profit	$17,861
Administrative Costs:
Payroll	38,038
Office	4,438
Accounting fees	655
Rent	4,872
Travel	1,024
Currency Translation	(78)
Total Operating Costs	$48,949
Net Loss	$(31,088)

Purchase of the Chimera® Game assets

On March 10, 2017, the Company executed an Asset Purchase Agreement with Nathan Levine, an individual, to purchase the domain name, ChimeraCompanyGames.com (the “Website”), as well as other associated domain names, Internet Protocol address of the website, web development, software development, design work, engineering work, images and pictures displayed on the website, computer software, artwork, programs and documentation used in the operation of the website, all tangible property mentioned, including but not limited to equipment, business machines, computer hardware and software, tooling and other fixed assets or personal property, all intangible property, including but not limited to all rights, titles and interests of the Seller, if any, under any leases of property or equipment, all intellectual property rights, including but not limited to, trademarks, trade names, service marks, service names copyrights, telephone numbers, telephone listings, email listings, databases and the like, all contracts and agreements relating to the business inventories, accounts receivable, and all other assets used in the operation of the business. Not included in the sale was existing cash on hand and any causes of action not related to the purchased assets.

The purchase price was established as $320,000 with $190,000 paid in a combination of cash and preferred stock and the $130,000 balance financed by a 6% note payable that will be paid in 18 equal monthly payments commencing April 1, 2017. The preferred stock is convertible at the holder’s option into 60,000 shares of common stock.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

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

The Company also executed consulting agreements with Arkham Labs, developers of Chimera Games to continue the growth of the gaming platform by creating new games for the German social media platform (VZ), and Facebook as well as to update and maintain games currently running. Prioritizing time towards games with the highest earnings and new development with the highest projected return on investment. These games are to be fully-owned by the Company. Payment for work done will be made by the issuance of unrestricted common stock.

The Company also signed a support services agreement with Arkham Labs to provide customer support to Chimera gamers as they enjoy the various platforms.

NOTE 6-GOODWILL

Upon acquisition of Poolworks (Germany) Ltd. on February 8, 2017, and in reference to the audited financial statements published on an 8-K on April 26, 2017, the non-current liabilities of $43,638,999 consist of old, outstanding related-party notes payable and interest that was originally recorded as an intercompany note with a former owner. The revised acquisition purchase price of $2,305,000 creates goodwill of $40,574,273, which we believe is impaired.

We are currently working with our tax specialists and auditors to collapse this non-current liability into an equity purchase in the future, therefore, we are impairing the goodwill at March 31, 2017.

NOTE 7–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2017, the Company incurred $49,168,892 in accounts payable which relate to Poolworks intercompany expenses with Momentous and operating expenses of administrative fees and $79,517 in accrued expenses, including an accrual of professional fees.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

NOTE 8–CONVERTIBLE DEBT

The Convertible debt as of March 31, 2017, and December 31, 2016 consisted of the following Short-Term debt:

	March 31,	December 31,
Description	2017	2016
LG Capital Funding – loan agreement described below	$222,050	$82,675
Quarum Holdings, LLC – loan agreement described below	166,995	80,325
Adar Bays, LLC tranche 1 – loan agreement described below	1,000	1,000
Power Up Lending Group, LLC	53,000	-
Actus Fund, LLC	75,000	-
Cerebus Finance Group, Inc.	28,890	-
Crossover Capital Fund II, LLC	36,750	-
Eagle Equities, LLC	26,750	-
JSJ Investments, Inc.	60,000	-
Total Convertible Notes	$670,435	$164,000
Less Debt Discount	(445,001)	-
Net Convertible Notes	$225,434	164,000

At March 31, 2017, the Company is obligated under convertible notes payable with an aggregate principal balance of $670,435, all of which mature in by February 2018. The notes are convertible at variable prices on the closing bid. The Company recorded debt discount of $445,001 from a derivative valuation of all the convertible promissory notes at March 31, 2017. The net value of the Convertible Promissory Notes at March 31, 2017 is $225,434.

On January 20, 2017, the Company entered into a $84,263 convertible promissory note with LG Capital Funding, LLC, bearing interest at 8%, with a maturity date of January 20, 2018. The note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. This agreement also includes an additional note of $84,263, for which the Company has not taken. The Company incurred legal fees of $3,750 and broker fees of $7,500 associated with this note. The Company issued a warrant exercisable into 11,253,333 common shares at an aggregate exercise amount of $16,853.

On February 8, 2017, the Company entered into a convertible promissory note with LG Capital Funding, LLC for $84,263, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The agreement also includes another $84,263 promissory note that the Company has not taken. The Company incurred $3,750 in legal fees, $5,513 in original issue discount fees, and $7,500 in legal fees associated with this note. On February 8, 2017, the Company issued 3,370,000 in warrants to LG Capital Funding, LLC, exercisable into 3,370,000 shares of common stock at a price per share of $0.005 or an aggregate price of $16,850.

LG Capital Funding, LLC converted a total of $29,150 in principal amount of notes payable and $180 of accrued interest into 72,654,022 shares of the Company’s common stock during the dates as follows:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Total
01/03/17	23,958,961	$0.000385	$24.20	$9,200
01/12/17	24,000,857	0.000385	40.33	9,200
02/09/17	24,694,204	0.000440	115.45	10,750
	72,654,022		179.97	$29,150

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

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

On February 2, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. This note also includes another $28,890 for which the Company has not taken. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees, and $2,000 in lender fees associated with this note

On February 8, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. This note also includes another $28,890 for which the Company has not taken. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees associated with this note.

Quarum Holdings, LLC converted a total of $15,635 of principal amount of notes payable into 40,609,142 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Total
01/05/17	12,987,013	$0.000385	$5,000
01/12/17	27,622,129	0.000385	10,635
	40,609,142		$15,635

On February 9, 2017, Quarum Holdings, LLC converted 1,680,417 warrant shares of the Company’s common stock at a conversion rate of $0.00077 per share, or an aggregate total of $1,294.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

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

On February 16, 2017, the Company entered into a $75,000 convertible promissory note with Auctus Fund, LLC, bearing interest at 12% with a maturity date of November 16, 2017. This note is convertible into common shares at a price equal to the lesser of 55% multiplied by the lowest trading price during the previous twenty-day trading period and the variable conversion price of 50% of the market price, which is the lowest trading price during the last twenty-five trading days. The Company incurred $2,750 in legal fees, $7,000 in lender fees, and $3,263 in broker fees associated with this note.

On January 20, 2017, the Company issued a warrant to Quarum Holdings, LLC, exercisable into 3,852,000 shares of common stock at a price per share of $0.0015 or an aggregate price of $5,778. On February 8, 2017, the Company issued a warrant to Quarum Holdings, LLC exercisable into 1,155,600 shares of common stock at a price per share of $0.005 or an aggregate price of $5,778.

On February 23, 2017, the Company entered into a $26,500 convertible promissory note with Eagle Equities, LLC, bearing interest at 8% with a 12-month term. This note is convertible into common shares at a price equal to the lesser of 45% discount to the lowest closing bid price with a 20 day look back. The Company incurred $3,000 in legal fees and $1,750 in lender fees associated with this note. On February 23, 2017, the Company issued 2,140,000 in warrants to Eagle Equities, LLC at a price per share of $0.0025 or an aggregate price of $5,350.

NOTE 9-LOANS

On March 10, 2017, the Company entered into a note payable with Nathan Levine for $130,000 as part of the financed purchase of the Chimera Games assets. The $130,000 note bears interest at 8% and is due in 18 equal monthly payments commencing on April 1, 2017.

NOTE 10–DEMAND LOANS FROM RELATED PARTY

At March 31, 2017, the Company was obligated for demand loans aggregating $336,497 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

The Company also had a demand loan payable outstanding in the principal amount of $17,230 due to a director and officer of the Company.

NOTE 11 - DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities - December 31, 2015	$913,079
Add fair value at the commitment date for convertible notes issued during the current year	2,546,005
Less derivatives due to conversion	(519,568)
Fair value mark to market adjustment for derivatives	1,854,416

Derivative liabilities - December 31, 2016	$1,085,099

The Company recorded derivative interest expenses for the period ended March 31, 2017 of $519,569.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date		Re-measurement Date

Expected dividends	-%		-%
Expected volatility	362-388%		182-396%
Expected term in years	.71-1.74	Yrs	0.08-1.61	Yrs
Risk free interest rate:	.63-1.2%		.74-1.03%

NOTE 12–SHARE CAPITAL

During 2016, the Company issued 113,263,164 shares of common stock for promissory note conversions as outlined in Note 8.

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

On March 21, 2017, the Company issued 9,261,958 shares of the Company’s common stock at $.0374 per share to Carter Terry for broker services or $34,640.

On March 21, 2017, the Company issued 26,086,957 shares of the Company’s common stock at $0.0023 for $60,000 to Nathan Levine as part of the S8 acquisition of Chimera® Game assets. The Company also issued 60 shares of Preferred Series B stock to Nathan Levine as part of the S8 acquisition of the Chimera® Game assets.

NOTE 13–RELATED PARTY TRANSACTIONS

At March 31, 2017, the Company had accounts payable and accrued interest on the demand note of $27,985 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with administrative expenses, deferred production costs on the reality TV series and accrued interest on the $336,497 demand loan by the Company’s President.

At March 31, 2017, the Company had a non-interest bearing loan of $17,230 with an officer and director. The note is unsecured.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

NOTE 14-2017 NON-STATUTORY STOCK OPTION PLAN

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

The purchase price of each share of stock placed under the Award shall be determined by the Board not be less than ten percent (10%) of the fair market value of such share on the date the Award is granted or more than the fair market value of such share on the date the Award is granted.

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

NOTE 15–SUBSEQUENT EVENTS

On April 3,2017, the Company formed Nutritional Systems, Inc., a C corporation formed in Wyoming for the nutritional products sales.

On April 15, 2017, John Pepe resigned as Chief Operations Officer, Corporate Secretary and Director of the Company

On April 15, 2017, the Company appointed David Micek to the position of Chief Operations Officer of the Company.

On April 19, 2017, the Company agreed to settle an old 2012 outstanding V.A.T. obligation between Poolworks (Germany), Ltd. and Finanzamt fur Korperschaften III for an amount of $692,550 through a monthly payment plan from April 28, 2017 through January 29, 2018. The Company made the first payment of $54,879 on April 28, 2017.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Our principal efforts for the coming months will be preparing and developing the following:

1.

Social Media Network

On February 8, 2017, the Company executed a Share Exchange Agreement with the shareholders of VZ Network Holdings, Inc., a Delaware company (the “Selling Company” or “VZ”), purchasing all the issued and outstanding shares of VZ for 10,000 shares of newly-issued preferred C stock of MMEG, with VZ becoming a wholly-owned subsidiary of MMEG. VZ owns 100% of the equity of Poolworks (Germany) Ltd, a German company with offices in Berlin. The Company’s preferred C stock has an aggregate value of $2,305,000, as to all shares of Company Series C Preferred Stock. Poolworks (Germany), Ltd. owns and operates the social media networking platforms studiVZ and meinVZ directed and offered primarily to individuals, located in the Republic of Germany.

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

3.

Ecommerce Marketing

Although the Company has no current ecommerce business or business units, it plans sometime in the second quarter of 2017, to close on a Letter of Intent that was signed and announced in February 2017, with BD Health Partners, LLC to acquire their NeuroFuse supplement brand. If completed, this will be MMEG’s first ecommerce marketing acquisition. No assurances can be made that the acquisition will close.

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

Summary of Current Roll-up Strategy

MMEG is developing a roll-up strategy to acquire distribution technology companies such as social media platforms, subscription based platforms and ecommerce products that can utilize these platforms for the delivery of both content and e-commerce sold products at the same time. MMEG will look to acquire future products, services and technologies to be used and made available through its social media network (meinVZ and studiVZ) allowing access to the Company’s full line of products, services and content over the internet and via mobile devices.

In addition to the Company’s roll-up strategy, MMEG will concentrate on reality content production for its Earnhardt and Gile Sports related reality projects for the next 12 months because of the agreements in place and additional ones being negotiated.

Co-Productions – involve raising and providing funds for films that have started production and require additional financing. If we are able to obtain financing through management contacts, we could be selective in these ventures which potentially benefit MMEG. The co-financing scenarios and requirements would look like this:

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

Intellectual Property

The Company currently owns the proprietary software games purchased with the ChimeraCompanyGames.com and websites and domain names with Poolworks (Germany), Ltd.

Operations

A summary of operations for the years ended March 31, 2017 and 2016 as follows:

	2017	2016
Revenue	$33,241	$2,500
Costs and Expenses: Server costs	40,985	-
Marketing, general and administrative	350,512	246,330
Goodwill impairment loss	40,574,273	-
Loss from operations	(40,965,770)	(243,830)
Interest expense	12,447	219,444
Debt discount amortization	(270,268)	-
Change in derivative liability	90,585	9,087
Net loss	$(40,765,293)	$(472,361)

As of March 31, 2017, the Company earned advertising revenue from its subsidiary Poolworks (Germany) Ltd of $33,241 and expensed operating costs of web server expenses of $18,301 and programming fees of $22,684. The Company expensed marketing, general and administrative expenses of $350,512, which consists of office expenses, marketing expenses, merger and acquisition consultants, valuation consultants, audit, accounting and tax professional fees, travel fees, SEC and corporate filing fees. The interest expense of $12,447, debt discount of ($270,268) and $90,585 relate to the derivative valuation of the convertible promissory notes at March 31, 2017.

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

Liquidity

The Company’s operations have not yet generated cash. All cash received by the Company has come from loans and investors. Cash used in operations amounted to $202,996 and $148,818 at March 31, 2017 and 2016 respectively. During the first quarter 2017, and 2016, $300,101 and $170,074 were provided by financing activities and to date, the Company has used no cash in investing activities.

At March 31, 2017, the Company was obligated for demand loans of $336,497 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. His personal resources do not permit him to make additional loans to the Company.

The Company has a demand loan payable outstanding in the principal amount of $17,230 from an officer and a director and is non-interest bearing. The note is unsecured.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of March 31, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2017 was effective.

During the quarter ended March 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we issued 9,261,958 shares of common stock for services. We also issued 113,263,164 shares of common stock upon the conversion of notes payable.

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

May 22, 2017