Form 10-Q/A
period 2017-03-31
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-06-07
CIK 1602381

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

Yes .     . No  X ..

At June 7, 2017, the number of shares of the Registrant’s common stock outstanding was 821,958,420.

MOMENTOUS ENTERTAINMENT GROUP, INC.

PART I

The purpose of the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 22, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the form 10-Q and to update sections Note 5 – Business Combinations and Goodwill with a Pro Forma Income Statement, and Note 6- Asset Acquisition – to classify the purchase of the Chimera Games assets as an asset purchase.

No other changes have been made to the form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Intangible assets acquired in the acquisition of Poolworks were presented at fair value as of March 31, 2017 and 2016, the only liabilities presented at fair value were convertible notes payable which have been discounted for embedded derivatives using the binomial lattice model and as such are treated as level II in the hierarchy of fair value measures.

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

NOTE 5–BUSINESS COMBINATIONS AND GOODWILL

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

The following is an analysis of consideration transferred in the exchange as well as the assets and liabilities received in the acquisition of Poolworks (Germany) Ltd.:

Description	Amount

Consideration
Issuance of preferred shares	$2,305,000
Assumption of liability to former owner	40,574,273
Total consideration	42,879,273

Assets acquired
Intangibles assets	(2,305,000)

Goodwill	$40,574,273

The acquisition of Poolworks (Germany) Ltd. includes an accounts payable balance of $40,574,273 to a former owner along with accrued interest.  Although the liability was assumed in the transaction, we are evaluating options including debt forgiveness or renegotiation and capital contributions relative to this debt. Accordingly, Momentous took the position that an asset of $40,574,273 was acquired in the form of goodwill but that the value is unsustainable and therefor immediately expense it as an asset impairment.

Operations recorded through the business combination of Poolworks (Germany) Ltd. from February 8, 2017 through March 31, 2017 are as follows:

Revenue	$33,058
Other Income	166
Total Revenue	$33,224
Costs of Goods Sold:
Web Server Costs	$15,363
Gross profit	$17,861
Administrative Costs:
Payroll	38,038
Office	4,438
Accounting fees	655
Rent	4,872
Travel	1,024
Currency Translation	(78)
Total Operating Costs	$48,949
Net Loss	$(31,088)

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements March 31, 2017

(unaudited)

In accordance with SEC Rule 11-02, the pro forma financial statements for the two years presented in this March 31, 2017 10-Q are as follows:

Pro Forma Income Statement
Momentous Entertainment Company, Inc.
For December 31, 2015 and 2016

	12/31/16	12/31/15
Revenue	$382,668	$604,919
Project costs	143,562	575,269
Marketing, general and administrative	2,078,895	2,189,297
Total Operating Expenses	2,222,457	2,764,566
Loss from Operations	(1,839,789)	(2,159,647)
Other Income(Expense)
Interest expense	(508,295)	(1,303,392)
Value of derivative liability	161,462	-
Total Other Income(Expense)	(346,833)	(1,303,392)
Net (Loss)	(1,492,956)	(856,255)
Other comprehensive income
Translation adjustment	1,852,950	5,379,396
Total comprehensive income (loss)	$359,994	$4,523,141

NOTE 6–ASSET ACQUISITION

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

NOTE 9–LOANS

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

NOTE 11–DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities - December 31, 2016	$913,079
Add fair value at the commitment date for convertible notes issued during the current year	2,546,005
Less derivatives due to conversion	(519,568)
Fair value mark to market adjustment for derivatives	1,854,416

Derivative liabilities – March 31, 2017	$1,085,099

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

NOTE 14–2017 NON-STATUTORY STOCK OPTION PLAN

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

NOTE 16 – RESTATEMENT

The purpose of the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 22, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the form 10-Q and to update sections Note 5 – Business Combinations with a Pro Forma Income Statement, and Note 6- Asset Acquisition – to classify the purchase of the Chimera Games assets as an asset purchase.

No other changes have been made to the form 10-Q.

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

Operations

A summary of operations for the years ended March 31, 2017 and 2016 as follows:

	2017	2016
Revenue	$33,241	$2,500
Costs and Expenses: Server costs	40,985	-
Marketing, general and administrative	350,512	246,330
Goodwill impairment loss	40,574,273	-
Loss from operations	(40,932,529)	(243,830)
Interest expense	12,447	219,444
Debt discount amortization	(270,268)	-
Change in derivative liability	90,585	9,087
Net loss	$(40,765,293)	$(472,361)

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

June 7, 2017