Form 10-Q
period 2017-06-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-08-22
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

800-314-8912
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At August 21, 2017, the number of shares of the Registrant’s common stock outstanding was 2,488,266,331.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$18,219	$15,704
Accounts receivable	126,653	-
Prepaid acquisition costs	-	23,297
Deferred production costs	51,670	47,543
Total Current Assets	196,542	63,247
Fixed assets	4,577	-
Intangible assets	2,617,885	-
Prepaid acquisition costs and other assets	29,600	23,397
Total Assets	$2,848,604	$86,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$40,613,058	$148,476
Accrued expenses	85,382	20,993
Taxes payable	631,997	-
Due to Company president	17,795	52,543
Convertible notes payable, net	311,676	164,000
Notes payable	214,571	18,735
Notes payable – related party	333,437	365,680
Derivative liability	1,155,595	913,079
Total Current Liabilities	43,363,511	1,683,506
Total Liabilities	43,363,511	1,683,506

Stockholders’ Deficit:

Preferred stock A: $0.001 par value, 1,000 shares issued and authorized	1	-
Preferred stock B: $0.001 par value; 50,000,000 shares authorized; 133,060 and 138,000 shares issued and outstanding	133	138
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 1,128,433,976 and 520,921,319 shares issued and outstanding	1,128,434	520,921
Paid-in capital	1,415,209	1,417,371
Accumulated deficit	(43,058,684)	(3,535,292)
Total Stockholder's Deficit	(40,514,907)	(1,596,862)
Total	$2,848,604	$86,644

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Statement of Operations

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue	$138,390	$-	$171,631	$2,500

Operating Expenses:
Costs and expenses: server and programming	109,712	-	150,697	-
Marketing, general and administrative	607,568	167,057	961,189	413,836
Goodwill impairment loss	692,550	-	41,266,823	-
Total Operating Expenses	1,409,830	167,057	42,378,709	413,836

Loss from Operations	(1,271,440)	(167,057)	(42,207,078)	(411,336)

Other Income(Expense)
Interest expense	(93,830)	(63,784)	(106,277)	(283,229)
Depreciation expense	(3,109)	-	(3,109)	-
Change in derivative liability	242,516	48,022	37,927	38,935
Debt discount amortization	80,410	-	-	-
Foreign Currency -Gain	2,755,145	-	2,755,145	-
Total Other Expense	2,981,132	(15,762)	2,683,686	(244,294)

Net Income (Loss)	$1,709,692	$182,819	$(39,523,392)	$(655,630)

Net Income (Loss) Per Share: Basic	$0.01	$0.00	$(0.11)	$(0.01)

Net Income Per Share: Diluted	$0.00	$0.00	$(0.11)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic	176,538,596	86,732,665	353,308,694	85,003,758
Weighted Average Number of Shares Outstanding: Diluted	2,731,222,074

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2017

(Unaudited)

	Preferred A Stock	Preferred B Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance January 1, 2016	1,000	-	$ 1	81,380,810	$ 81,381	$ 764,274	$ (1,720,050)	$ (874,394)
Issuance of Preferred Stock B to President and Officers for services	-	137,000	137	-	-	163,863	-	164,000
Issuance of shares upon conversion of debt	-	-	-	393,885,364	393,885	227,585	-	621,470
Issuance of shares for services	-	-	-	24,255,620	24,256	342,228	-	366,484
Cancellation of Common Shares – Conversion of Common to Preferred	-	-	-	(53,501,800)	(53,502)	(27,000)	-	(80,502)
Issuance of Warrant Shares	-	-	-	74,901,325	74,901	(53,579)	-	21,322
Net loss	-	-	-	-	-	-	(1,815,242)	(1,815,242)
Balance, December 31, 2016	1,000	137,000	$ 138	520,921,319	$ 520,921	$1,417,371	$ (3,535,292)	$(1,596,862)
Issuance of shares upon conversion of debt	-		-	333,399,556	333,400	(229,018)	-	104,382
Issuance of shares for services	-	36,000	36	206,345,727	206,346	137,810	-	344,192
Issuance of Warrant Shares	-		-	1,680,417	1,680	55,093	-	56,773
Issuance of shares for S8 Acquisition	-	60	0	26,086,957	26,087	33,913	-	60,000
Cancellation of Preferred Shares - Conversion of Preferred to Common	-	(40,000)	(40)	40,000,000	40,000	40	-	40,000
Net loss	-	-	-	-	-	-	(39,523,392)	(39,523,392)
Balance, June 30, 2017	1,000	133,060	$ 134	1,128,433,976	$1,128,434	$1,415,209	$(43,058,684)	$(40,514,907)

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(39,523,392)	$(655,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	384,192	240,079
Changes in accounts receivable	(126,653)	-
Change in deferred production costs	(4,127)	(21,968)
Change in prepaid assets and other assets	(6,203)	(20,901)
Change in accounts payable and accrued expenses	(45,302)	58,645
Impairment of goodwill	40,574,273	-
Debt discount amortization	235,277	-
Effect of changes in exchange rates	(3,052,090)	-
Change in taxes payable	631,997	-
Change in value of derivative liability	480,317	233,455
Cash Flows Provided (Used) by Operating Activities	(451,711)	(166,320)

CASH FLOW FROM INVESTING
ACTIVITIES
Purchase of fixed assets	(4,577)	-
Purchase of intangible assets	(75,334)	-
Cash Flows Provided (Used) by Investing Activities	(79,911)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,500	197,000
Repayments of related party notes payable	(15,013)	(9,000)
Proceeds from convertible debt	535,585	10,000
Repayments of notes payable	(17,187)	-
Due to company president	(34,748)	(41,016)
Cash Flows Provided by Financing Activities	534,137	156,984

NET CHANGE IN CASH	2,515	(9,336)
Cash, beginning of period	15,704	14
Cash, end of period	$18,219	$(9,322)

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares for business acquisitions	$2,365,000	$-
Intangible assets from acquisition	75,334	-
Derivative liability	442,288	233,455
Issuance of shares to settle convertible notes	767,691	340,000
Total	$3,650,313	$573,455

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 1–ORGANIZATION

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

The Company has evolved into an online social media network company. It is vertically organized into four business areas:

1)Social Networking;

2)Social Gaming;

3)Ecommerce consumer products and services; and

4)OTT (Over-The-Top) streaming media content creation and distribution.

On March 10, 2017, the Company formed Online Technologies, Inc., a C corporation in the state of Wyoming for the ecommerce consumer products and services division.

On March 10, 2017, the Company formed Momentous Films, Inc., a C corporation in the state of Wyoming for the over-the-top streaming media content creation and distribution division.

On April 3, 2017, the Company formed Nutritional Systems, Inc., a C corporation formed in Wyoming for the nutritional products sales.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2016. Due to the recording of a foreign currency realized gain during the second quarter 2017, the Company shows net income of $1,709,692. The Company computed the diluted earnings per share by dividing the diluted shares of 2,731,222,074 by the average market price of $0.0005, which resulted in diluted earnings per share of $0.00.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

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

a.The aggregate of the following:

i.The transferred consideration measured in accordance with FASB ASC 805-30, which generally requires acquisition-date fair value.

ii.The fair value of any noncontrolling interest in the acquiree.

iii.In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously-held equity interest in the acquiree.

b.The net of the acquisition-date amounts of the identifiable acquired assets and assumed liabilities, measured in accordance with FASB ASC 805.

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

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of June 30, 2017.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

A table reflecting assets and liabilities measured at fair value by measurement basis as of June 30, 2017, is reflected below:

Description	Quoted Market Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Intangible Assets		$2,617,885
Convertible debt		$311,676
Derivative liabilities			$1,155,595

A table reflecting assets and liabilities measured at fair value by measurement basis as of December 31, 2016, is reflected below:

Description	Quoted Market Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Intangible Assets		$-
Convertible debt		$164,000
Derivative liabilities			$913,079

NOTE 5–DEFERRED PRODUCTION COSTS

At June 30, 2017, the Company incurred costs of $51,670 to develop the new Crossings musical CD, the reality TV series with Bobby Dale Earnhardt, and the reality TV series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

NOTE 6–BUSINESS COMBINATIONS AND GOODWILL

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

The Company amended its articles of incorporation to authorize an aggregate of 10,000 shares of Company Series C Preferred Stock. The Company’s Series C Preferred Stock:

•does not pay a dividend;

•has a stated aggregate of $2,305,000, as to all shares of Company Series C Preferred Stock;

•upon liquidation or a sale of control of the Company is senior to the Company Common Stock;

•provides that upon the occurrence of a “conversion event” (defined as the listing of shares of Company Common Stock on a “qualified stock exchange” (as defined)), the Company Series C Preferred Stock shall automatically convert into 20% of the Company’s “fully-diluted Common Stock” (as defined) on the date of conversion; and

•votes with the company’s outstanding Common Stock on an “as converted” basis;

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

Upon the purchase of Poolworks (Germany) Ltd. on February 8, 2017, in which they had an old outstanding intercompany payable of $43,638,999 to one of its former owners that consist of $34,061,074 payable and $9,577,925 in accrued interest on this payable, the Company recognized goodwill of $40,574,273, but subsequently recorded an impairment of the goodwill since these payable amounts to the former owner are not realizable. Due to the assumption of an old outstanding V.A. T. assessment by the Berlin Tax Authority, the Company recorded a $692,550 tax liability, which was recorded as impairment to goodwill.

At June 30, 2017, the trial balance of the Poolworks (Germany) Ltd. from the acquisition date of February 8, 2917 through June 30, 2017 was consolidated into the Momentous Entertainment Group, Inc.’s financial statements as follows:

Revenue	$106,443
Costs of Goods Sold:
Web Server Costs	50,099
Gross profit	$56,344
Administrative Costs:
Payroll	118,976
Office	9,509
Legal fees	4,595
Rent	7,653
Repairs & Maintenance	2,316
Phone Services	1,931
Travel	5,606
Depreciation	3,109
Total Operating Costs	153,695
Net Loss	$(97,351)

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 7–ASSET ACQUISITION

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 8–SEGMENT REPORTING

As of June 30, 2017, the segment reporting is as follows:

	Poolworks
	(Germany) Ltd.	Chimera Games
	Social Networking	Social Gaming

Revenues	$65,188	$106,443

Cost of Goods Sold	100,598	50,099

Profit (Loss)	$(35,410)	$56,344

Assets - Intangibles	$2,305,000	$320,000

Liabilities - Tax	$631,997	$-

NOTE 9–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2017, the Company assumed $40,698,716 in accounts payable which relate to Poolworks intercompany expenses with Momentous and operating expenses of administrative fees and $86,335 in accrued expenses, including an accrual of professional fees.

On April 19, 2017, the Company agreed to settle an old 2012 outstanding V.A.T. obligation between Poolworks (Germany), Ltd. and Finanzamt fur Korperschaften III (Berlin Tax Authority) for an amount of $692,550 through a monthly payment plan from April 28, 2017 through January 29, 2018. As of the June 30, 2017, the Company made payments of $60,553 against this tax payment plan, resulting in a balance of $631,997 note payable. Due to the assumption of this V.A. T. assessment by the Berlin Tax Authority, the Company recorded a $692,550 tax liability, which was recorded as impairment to goodwill

NOTE 10–CONVERTIBLE DEBT

The Convertible debt as of June 30, 2017, and December 31, 2016 consisted of the following Short-Term debt:

	June 30,	December 31,
Description	2017	2016
LG Capital Funding	$197,100	$82,675
Quarum Holdings, LLC	134,495	80,325
Adar Bays, LLC	-	1,000
Power Up Lending Group, LLC	53,000	-
Actus Fund, LLC	75,000	-
Cerebus Finance Group, Inc.	28,890	-
Crossover Capital Fund II, LLC	36,750	-
Eagle Equities, LLC	26,750	-
JSJ Investments, Inc.	60,000	-
Total Convertible Notes	$611,985	$164,000
Less Debt Discount	(300,309)	-
Net Convertible Notes	$311,676	$164,000

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

The following is a table reflecting convertible debt activity for the six-month period ended June 30, 2017:

Description	Amount
Balance January 1, 2017	$164,001
Proceeds of new notes	535,585
Conversions	(87,601)
Balance June 30, 2017	$611,685

At June 30, 2017, the Company is obligated under convertible notes payable with an aggregate principal balance of $611,985, all of which mature in by February 2018. The notes are convertible at variable prices on the closing bid. The Company recorded debt discount of $300,309 from a derivative valuation of all the convertible promissory notes at June 30, 2017. The net value of the Convertible Promissory Notes at June 30, 2017 is $311,676.

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

LG Capital Funding, LLC converted a total of $55,241, $54,100 in principal amount of notes payable and $1,141 of accrued interest into 165,353,986 shares of the Company’s common stock during the dates as follows:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total
1/3/2017	23,958,961	$0.000385	$24	$9,200	$9,224
1/12/2017	24,000,857	0.000385	40	9,200	9,240
2/9/2017	24,694,204	0.00044	115	10,750	10,865
5/10/2017	16,508,489	0.00049	239	7,850	8,089
6/9/2017	26,030,142	0.00028	288	7,000	7,288
6/27/2017	50,161,333	0.00021	434	10,100	10,534
Total	165,353,986		$1,141	$54,100	$55,241

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

On February 2, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. This note also includes another $28,890 for which the Company has not taken. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees, and $2,000 in lender fees associated with this note.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

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

Quarum Holdings, LLC converted a total of $49,527, $48,135 of principal amount of notes payable and $1,392 of accrued interest into 168,045,570 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total

1/5/2017	12,987,013	$0.000385	$-	$5,000	$5,000
1/12/2017	27,622,129	0.000385	-	10,635	10,635
6/1/2017	41,600,000	0.00035	560	14,000	14,560
6/21/2017	41,053,571	0.00028	495	11,000	11,495
6/29/2017	44,782,857	0.000175	337	7,500	7,837
	168,045,570		$1,392	$48,135	$49,527

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

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

NOTE 11–LOANS

On March 10, 2017, the Company entered into a note payable with Nathan Levine for $130,000 as part of the financed purchase of the Chimera Games assets. The $130,000 note bears interest at 8% and is due in 18 equal monthly payments commencing on April 1, 2017.

On April 28, 2017, the Company entered into a note payable with Veyo Partners, LLC for the principal amount of $28,000, bearing interest at 6%, with 12 monthly installments of $2,333, plus accrued interest, beginning October 1, 2017.

On May 18, 2017, the Company entered into a note payable with Michael Pope for the principal amount of $10,000, bearing interest at 6%, with 12 monthly installments of $833, plus accrued interest, beginning on October 1, 2017.

On June 9, 2017, the Company entered into a note payable with Veyo Partners, LLC for the principal amount of $7,000, bearing interest at 6%, with 12 monthly installments of $583, plus accrued interest, beginning on July 9, 2017.

On June 12, 2017, the Company entered into a Line of Credit with Mulligan Loans, LLC for the total amount of $27,675, including interest, payable in 189 daily payments of $146. As of June 30, 2017, the outstanding balance on this line of credit was $19,841.

As of June 30, 2017, the Company had a non-interest bearing, unsecured note for $17,230 with a former officer and director of the Company.

NOTE 12–DEMAND LOANS FROM RELATED PARTY

At June 30, 2017, the Company was obligated for demand loans aggregating $333,437 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. The Company accrued $17,795 in interest to the Company’s President on this loan.

NOTE 13–DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities - December 31, 2016	$913,079
Add fair value at the commitment date for convertible notes issued during the current year	2,546,005
Less derivatives due to conversion	(670,687)
Fair value mark to market adjustment for derivatives	(1,632,802)
Derivative liabilities – June 30, 2017	$1,155,595

The Company recorded derivative interest expenses for the period ended June 30, 2017 of $161,846.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date	Re-measurement Date

Expected dividends	-%	-%
Expected volatility	362-388%	61-396%
Expected term in years	.71 - 1.74 Yrs	0.01 - 1.61 Yrs
Risk free interest rate:	.63 - 1.2%	.71 - 1.24%

NOTE 14–SHARE CAPITAL

During 2016, the Company issued 333,399,566 shares of common stock for promissory note conversions as outlined in Note 10.

On February 7, 2017, the Company issued 5,000 shares of the Company’s Preferred Series B stock to Laureen Falco, Chief Accounting Officer for $5,000 in services.

On February 7, 2017, the Company issued 30,000 shares of the Company’s Preferred Series B stock to David Micek, Senior V.P of Corporate Development, for $30,000 in services. On April 18, 2017, the Company issued 19,770,604 of common shares to David Micek for services.

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

From March 21 through June 29, 2017, the Company issued 186,575,123 common shares for merger and acquisition services, finance services and investor services.

Due to the recording of a foreign currency realized gain during the second quarter 2017, the Company shows net income of $1,709,692. The Company computed the diluted earnings per share by dividing the diluted shares of 2,731,222,074 by the average market price of $0.0005, which resulted in diluted earnings per share of $0.00.

NOTE 15–RELATED PARTY TRANSACTIONS

At June 30, 2017, the Company had accrued interest on the demand note of $17,795 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with administrative expenses, deferred production costs on the reality TV series and accrued interest on the $333,437 demand loan by the Company’s President.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 16–2017 NON-STATUTORY STOCK OPTION PLAN

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 17–SUBSEQUENT EVENTS

Notes Payable

Subsequent to June 30, 2017, the Company entered into notes payable with the following lenders:

Date of Loan	Lender	Amount	Interest Rate	Draw Date
7/26/2017	Veyo Partners, LLC	6,500	6%	7/26/2017
8/8/2017	Cerebus Finance Group, Ltd	107,527	8%	8/10/2017
2/8/2017	Cerebus Finance Group, Ltd	28,890	8%	8/8/2017
1/20/2017	Quarum Holdings	28,890	8%	8/11/2017
2/8/2017	Quarum Holdings	28,890	8%	8/11/2017
12/12/2016	LG Capital	45,675	8%	8/11/2017
8/9/2017	LG Capital	53,763	8%	8/15/2017

Total		300,135

Warrants

Subsequent to June 30, 2017, the company entered into warrant agreements with the following shareholders:

Date	Shareholder	Total Shares	Total Amount

8/8/2017	Cerebus Finance Group, Ltd.	26,881,250	$ 21,505.00
8/10/2017	LG Capital Funding, LLC	21,505,000	10,750.00
Total		48,386,250	$ 32,255

Note Payable Conversions:

Subsequent to June 30, 2017, LG Capital Funding, LLC converted a total of $79,894, $76,565 in principal amount of notes payable and $3,329 in accrued interest into 668,592,926 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total
7/7/2017	55,990,214	$0.000140	$339	$7,500	$7,839
7/12/2017	61,280,142	0.000140	379	8,200	8,579
7/17/2017	66,394,000	0.000140	420	8,875	9,295
7/21/2017	29,942,857	0.000140	192	4,000	4,192
7/23/2017	53,944,285	0.000140	290	7,263	7,552
7/31/2017	79,313,238	0.000105	328	8,328	8,656
8/4/2017	97,220,095	0.000105	408	9,800	10,208
8/8/2017	112,218,667	0.000105	483	11,300	11,783
8/11/2017	112,289,428	0.000105	490	11,300	11,790
Total	668,592,926		$3,329	$76,565	$79,894

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

Subsequent to June 30, 2017, Quarum Holdings, LLC converted a total of $80,088, $76,715 in principal amount of notes payable and $3,373 in accrued interest into 569,906,095 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total
7/7/2017	52,328,571	$0.00014	$326	$7,000	$7,326
7/13/2017	59,714,285	0.00014	360	8000	8,360
7/18/2017	37,500,000	0.00014	250	5,000	5,250
7/20/2017	78,375,000	0.00014	473	10,500	10,973
7/20/2017	84,342,857	0.00014	508	11,300	11,808
7/31/2017	43,036,015	0.00014	301	6,025	6,326
8/3/2017	96,571,428	0.00014	520	13,000	13,520
8/7/2017	102,142,857	0.00014	550	13,750	14,300
8/7/2017	15,895,082	0.00014	85	2,140	2,225
Total	569,906,095		$3,373	$76,715	$80,088

Subsequent to June 30, 2017, Power-Up Lending Group, Ltd. converted a total of $29,120, $28,000 in principal amount of notes payable and $1,120 in accrued interest into 121,333,334 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total
7/12/2017	59,666,667	$0.00024	$1,120	$13,200	$14,320
7/13/2017	61,666,667	0.00024	-	14,800	14,800
Total	121,333,334		$1,120	$28,000	$29,120

Stock Purchase of Blackfox, Inc.

On May 15, 2017, the Company entered into a Stock Purchase Agreement with Blackfox, Inc.(Blackfox) to purchase the company and website Blackfox.io, dedicated to mobile marketing for affiliates using in-house technology. The Company agreed to the terms of an 100% equity interest in Blackfox in exchange for $1,500,000.

The structure of the purchase price and payments are as follows:

a.The Company agrees to pay a non-refundable $5,000 deposit into an escrow account

b.The Company agrees to pay an additional $25,000 deposit prior to closing

c.Due at closing: $100,000

d.Due at closing: $200,000 in shares of the Company’s common stock with a six-month hold restriction after closing. The shares will be issued for the nominal value on closing.

e.Due at closing: 1,000 shares of Preferred B stock valued at 1,000,000 shares of common stock.

f.Due five months from closing: $227,500 on November 5, 2017.

g.Note Payable: $142,500 paid in 12 equal monthly installments to the seller-broker.

h.Note Payable: $500,000 note payable, paid in 48 equal monthly installments of principal and interest at 6% per annum.

i.$300,000 in the form of owner salary paid in six equal monthly payments after closing for a consulting agreement.

On August 12, 2017, the Company closed on the asset purchase of Blackfox, Inc. for $1,500,000.

Increase in Capitalization

On August 8, 2017, the Company amended the articles of incorporation in the state of Nevada to increase the total authorized share of common stock to 9,950,000,000 at par value of $0.001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•our future operating results,

•our business prospects,

•our contractual arrangements and relationships with third parties,

•the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•the adequacy of our cash resources and working capital, and

•other factors identified in our filings with the SEC, press releases, if any and other public communications.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of

i.the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

ii.the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

iii.the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Operating Plan

MMEG is a media company that operates within four segments of the media industry: social networking, social gaming, ecommerce sold consumer products and services, and OTT (Over-The-Top) streaming media content creation and distribution.

With more than 11 million online registered users worldwide, MMEG’s value proposition serves multiple stakeholders: 1) Social network users, 2) OTT content users, 3) Online gamers, and 4) Consumers looking to buy products and services through our e-commerce portal and our social network.

Our principal efforts for the coming months will be preparing and developing the following:

1.Social Media Network

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

2.Social Gaming

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

ChimeraCompanyGames.com is a well-established game platform with a portfolio of seven popular games and a loyal user community containing over one million users and 550,000 email addresses which produce an excellent ADPU (Average Dollar Per User) that exceeds the gaming industry average.

The asset purchase includes two website domains, www.ChimeraCompanyGames.com and www.ChimeraCompany.com, all online and social media games currently available on these websites, several Facebook social media accounts, all current customer accounts which include one million unique users, and 550,000 email addresses. The games within the Chimera portfolio include:

a)The Mob: Rise of the Don

b)Monster Island

c)Renegade

d)Zombie Rezurrection

e)Syndicate

f)Mercenary Star

g)Heroes: Knights of the Realm

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

3.Ecommerce Marketing

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

4.Online Streaming Distribution and Content Development

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

Music

The Company has started work on a third album; title Crossing – From Here to Eternity which will feature singing artist Suzanne Olmon and a special appearance by Grammy award-winner singer, Cynthia Clawson. The work will be focused on the adult contemporary listening market to offer the broadest appeal possible and afford us the opportunity for radio airtime play, and being rated on platforms such as Billboard. The album is currently in the planning and rehearsal phase with plans of moving into the recording studio by the fourth quarter of 2017.

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

Co-Productions – involve raising and providing funds for films that have started production and require additional financing. If we are able to obtain financing through management contacts, we could be selective in these ventures which potentially benefit MMEG. The co-financing scenarios and requirements would look like this:

•A studio project that is well-packaged with a good script, key actors, and notable director;

•An independent film project that is well-packaged with a good script, key actors, and notable Director with 50% financing in place; or

•An independent film project that is well-packaged with a good script, key actors, and notable director with worldwide distribution in place.

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

Operations

A summary of operations for the years ended June 30, 2017 and 2016 as follows:

	2017	2016
Revenue	$171,631	$2,500
Costs and Expenses: server and programming	150,697	-
Marketing, general and administrative	961,189	413,836
Goodwill impairment loss	41,266,823	-
Loss from operations	$(42,207,078)	$(411,336)
Interest expense	(106,277)	(283,229)
Depreciation expense	(3,109)	-
Change in derivative liability	37,927	38,935
Foreign currency gain	2,755,145	-
Net loss	$(39,523,392)	$(655,630)

As of June 30, 2017, the Company earned advertising revenue from its subsidiary Poolworks (Germany) Ltd and revenue from Chimera Games of $171,931 and expensed operating costs of web server expenses and programming fees of $150,697. The Company expensed marketing, general and administrative expenses of $1,653,739, which consists of office expenses, marketing expenses, merger and acquisition consultants, valuation consultants, audit, accounting and tax professional fees, travel fees, SEC and corporate filing fees and tax obligations for Poolworks (Germany), Ltd. The Company incurred interest expense of $106,277, (37,927) of debt discount of convertible promissory notes at June 30, 2017, and $3,109 in depreciation expense on Poolworks fixed assets. The Company also incurred a $2,755,145 foreign currency gain at June 30, 2017.

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

Liquidity

Currently, the Company’s operations have generated revenue. Additional cash received by the Company has come from loans and investors. Cash used in operations amounted to $2,127,301 and $166,320 at June 30, 2017 and 2016 respectively. The Company had cash flow from investing activities of $2,622,462, mainly from a foreign currency gain. During the second quarter 2017, and 2016, $497,676 and $166,306 were provided by financing activities.

At June 30, 2017, the Company was obligated for demand loans of $333,437 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. His personal resources do not permit him to make additional loans to the Company.

The Company has a demand loan payable outstanding in the principal amount of $17,230 from a former officer and a director and is non-interest bearing. The note is unsecured.

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

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2017 was effective.

During the quarter ended June 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, we issued 206,345,727 shares of common stock for services. We also issued 333,399,556 shares of common stock upon the conversion of notes payable.

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

August 21, 2017