Form 10-Q/A
period 2017-06-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-08-25
CIK 1602381

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

The purpose of the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the form 10-Q and to update the Consolidated Balance Sheets, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows, along with Note 2 - Summary of Significant Accounting Policies, Note 8 – Segment Reporting, Note 9 - Accounts Payable and Accrued Expenses, and in the Management and Discussion sections - Operations and Liquidity.

No other changes have been made to the form 10-Q.

This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of August 21, 2017.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$18,219	$15,704
Accounts receivable	126,653	-
Deferred production costs	51,670	47,543
Total Current Assets	196,542	63,247
Fixed assets	4,577	-
Intangible assets	2,617,885	-
Prepaid acquisition costs and other assets	29,600	23,397
Total Assets	$2,848,604	$86,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$40,613,058	$148,476
Accrued expenses	85,382	20,993
Taxes payable	631,997	-
Due to Company president	17,795	52,543
Convertible notes payable, net	311,676	164,000
Notes payable	214,571	18,735
Notes payable – related party	333,437	365,680
Derivative liability	1,155,595	913,079
Total Current Liabilities	43,363,511	1,683,506
Total Liabilities	43,363,511	1,683,506

Stockholders’ Deficit:

Preferred stock A: $0.001 par value, 1,000 shares issued and authorized	1	1
Preferred stock B: $0.001 par value; 50,000,000 shares authorized; 133,060 and 138,000 shares issued and outstanding	133	137
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 1,128,433,976 and 520,921,319 shares issued and outstanding	1,128,434	520,921
Paid-in capital	1,415,209	1,417,371
Accumulated deficit	(43,058,684)	(3,535,292)
Total Stockholder's Deficit	(40,514,907)	(1,596,862)
Total	$2,848,604	$86,644

See accompanying notes to the financial statements.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Statement of Operations

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue	$138,390	$-	$171,631	$2,500

Operating Expenses:
Costs and expenses: server and programming	109,712	-	150,697	-
Marketing, general and administrative	607,568	167,057	961,189	413,836
Goodwill impairment loss	692,550	-	41,266,823	-
Total Operating Expenses	1,409,830	167,057	42,378,709	413,836

Loss from Operations	(1,271,440)	(167,057)	(42,207,078)	(411,336)

Other Income(Expense)
Interest expense	(93,830)	(63,784)	(106,277)	(283,229)
Depreciation expense	(3,109)	-	(3,109)	-
Change in derivative liability	242,516	48,022	37,927	38,935
Debt discount amortization	80,410	-	-	-
Foreign Currency -Gain	2,755,145	-	2,755,145	-
Total Other Expense	2,981,132	(15,762)	2,683,686	(244,294)

Net Income (Loss)	$1,709,692	$(182,819)	$(39,523,392)	$(655,630)

Net Income (Loss) Per Share: Basic	$0.01	$0.00	$(0.11)	$(0.01)

Net Income Per Share: Diluted	$0.00	$0.00	$(0.11)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic	176,538,596	86,732,665	353,308,694	85,003,758
Weighted Average Number of Shares Outstanding: Diluted	2,731,222,074

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(39,523,392)	$(655,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	384,192	240,079
Issued warrants for services	-	9,322
Changes in accounts receivable	(126,653)	-
Change in deferred production costs	(4,127)	(21,968)
Change in prepaid assets and other assets	(6,203)	(20,901)
Change in accounts payable and accrued expenses	(45,302)	58,645
Impairment of goodwill	40,574,273	-
Debt discount amortization	235,277	-
Effect of changes in exchange rates	(3,052,090)	-
Change in taxes payable	631,997	-
Change in value of derivative liability	480,317	233,455
Cash Flows Provided (Used) by Operating Activities	(451,711)	(156,998)

CASH FLOW FROM INVESTING
ACTIVITIES
Purchase of fixed assets	(4,577)	-
Purchase of intangible assets	(75,334)	-
Cash Flows Provided (Used) by Investing Activities	(79,911)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,500	197,000
Repayments of related party notes payable	(15,013)	(9,000)
Proceeds from convertible debt	535,585	10,000
Repayments of notes payable	(17,187)	-
Due to company president	(34,748)	(41,016)
Cash Flows Provided by Financing Activities	534,137	156,984

NET CHANGE IN CASH	2,515	(14)
Cash, beginning of period	15,704	14
Cash, end of period	$18,219	$-

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:
Issuance of shares for business acquisitions	$2,365,000	$-
Intangible assets from acquisition	75,334	-
Derivative liability	442,288	233,455
Issuance of shares to settle convertible notes	767,691	340,000
Total	$3,650,313	$573,455

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

Upon the purchase of Poolworks (Germany), Ltd. on February 8, 2017, the Company assumed an old intercompany payable of $40,356,424, originating from a former owner, that consists of $31,478,802 payable and $8,877,622 of accrued interest on this payable.  The Company recognized goodwill of $40,574,273, but subsequently recorded an impairment of the goodwill since these amounts represent an intercompany with the Company and are not realizable. Due to the assumption of an old outstanding V.A.T. assessment between the Berlin Tax Authority and Poolworks (Germany), Ltd. the Company recorded a $692,550 tax liability, which was recorded as an impairment to goodwill.

At June 30, 2017, the trial balance of the Poolworks (Germany) Ltd. from the acquisition date of February 8, 2017 through June 30, 2017 was consolidated into the Momentous Entertainment Group, Inc.’s financial statements as follows:

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 8–SEGMENT REPORTING

As of June 30, 2017, the segment reporting is as follows:

	Poolworks
	(Germany) Ltd.	Chimera Games
	Social Networking	Social Gaming

Revenues	$106,443	$65,188

Cost of Goods Sold	50,099	100,598

Gross Profit (Loss)	$56,344	$(35,410)

Assets - Intangibles	$2,305,000	$320,000

Liabilities - Tax	$631,997	$-

NOTE 9–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2017, the Company assumed $40,309,226 in accounts payable, which relate to a Poolworks (Germany) Ltd intercompany with Momentous, originating from an intercompany with a former owner and the Company incurred $303,832 in accounts payable for administrative and professional fees.  The Company accrued $85,382 in interest and professional fees payable at June 30, 2017.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Consolidated Financial Statements June 30, 2017

(unaudited)

NOTE 17–SUBSEQUENT EVENTS

Notes Payable

Subsequent to June 30, 2017, the Company entered into notes payable with the following lenders:

Date of Loan	Lender	Amount	Interest Rate	Draw Date
7/26/2017	Veyo Partners, LLC	6,500	6%	7/26/2017
8/8/2017	Cerebus Finance Group, Ltd	107,527	8%	8/10/2017
2/8/2017	Cerebus Finance Group, Ltd	28,890	8%	8/8/2017
1/20/2017	Quarum Holdings	28,890	8%	8/11/2017
2/8/2017	Quarum Holdings	28,890	8%	8/11/2017
12/12/2016	LG Capital	45,675	8%	8/11/2017
8/9/2017	LG Capital	53,763	8%	8/15/2017

Total		300,135

Warrants

Subsequent to June 30, 2017, the company entered into warrant agreements with the following shareholders:

Date	Shareholder	Total Shares	Total Amount

8/8/2017	Cerebus Finance Group, Ltd.	26,881,250	$ 21,505
8/10/2017	LG Capital Funding, LLC	21,505,000	10,750
Total		48,386,250	$ 32,255

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

The structure of the purchase price and payments are as follows:

a.The Company agrees to pay a non-refundable $5,000 deposit into an escrow account.

b.The Company agrees to pay an additional $25,000 deposit prior to closing.

c.Due at closing: $100,000.

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

Increase in Capitalization

On August 8, 2017, the Company amended the articles of incorporation in the state of Nevada to increase the total authorized shares of common stock to 9,950,000,000 at par value of $0.001.

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

As of June 30, 2017, the Company earned advertising revenue from its subsidiary Poolworks (Germany) Ltd and revenue from Chimera Games of $171,931 and expensed operating costs of web server expenses and programming fees of $150,697. The Company expensed marketing, general and administrative expenses of $961,189, which consists of office expenses, marketing expenses, merger and acquisition consultants, valuation consultants, audit, accounting and tax professional fees, travel fees, SEC and corporate filing fees. The Company recorded $40,574,273 in goodwill upon the acquisition of Poolworks (Germany) Ltd. and then increased it by $692,550 for the assumption of the V.A.T. tax liability. The Company incurred interest expense of $106,277, (37,927) of debt discount of convertible promissory notes at June 30, 2017, and $3,109 in depreciation expense on Poolworks (Germany) Ltd. fixed assets. The Company also incurred a $2,755,145 foreign currency gain at June 30, 2017.

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

Liquidity

Currently, the Company's operations have generated revenue. Additional cash received by the Company has come from loans and investors. Cash used in operations amounted to $451,711 and $156,998 at June 30, 2017 and 2016, respectively. The Company's cash flow used in investing activities were $79,911 and $0 at June 30, 2017 and 2016 respectively. During the second quarter ended 2017 and 2016, cash flow from financing activities were $534,137 and $156,984.

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

August 22, 2017