Form 10-Q
period 2017-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-11-20
CIK 1602381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 20, 2017, the number of shares of the Registrant’s common stock outstanding was 10,967,374,360.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Balance Sheets

For the Nine-Month Periods Ended September 30, 2017 and 2016

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$648	$15,704
Deferred production costs	51,682	47,543
Assets of discontinued operations	2,445,837
Total Current Assets	201,167	63,247
Intangible assets	320,000	-
Prepaid expenses and other assets	186,538	23,397
Total Long-term Assets	2,803,538	23,397
Total Assets	$3,004,705	$86,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$235,192	$148,476
Accrued expenses	75,425	20,993
Due to Company president	333,787	418,223
Convertible notes payable, net	191,675	164,000
Notes payable	229,720	18,735
Derivative liability	2,147,233	913,079
Liabilities of discontinued operations	37,138,855	-
Total Current Liabilities	40,351,887	1,683,506
Total Liabilities	40,351,887	1,683,506

Stockholders’ Deficit:

Preferred stock A: $0.001 par value, 1,000 shares issued and authorized	1	1
Preferred stock B: $0.001 par value; 50,000,000 shares authorized; 137,000 and 139,000 shares issued and outstanding	139	137
Common stock: $0.001 par value; 14,950,000,000 shares authorized; 7,986,323,930 and 520,921,319 shares issued and outstanding	7,986,324	520,921
Paid-in capital	(3,427,694)	1,417,371
Accumulated deficit	(41,905,952)	(3,535,292)
Total Stockholder's Deficit	(37,347,182)	(1,596,862)
Total	$3,004,705	$86,644

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Operations

For the Nine-Month Periods Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operations:
Revenue	$103,714	$-	$135,661	$2,500
Operating expenses	852,507	121,121	1,369,102	542,062

Loss from operations	(748,793)	(121,121)	(1,233,441)	(539,562)

Loss from discontinued operations	(39,990,951)	-	(40,780,852)	-

Other Income (Expense)
Interest expense	(455,475)	(6,538)	(629,715)	(289,767)
Derivative liability gain (loss)	(1,540,076)	69,545	(1,297,560)	108,480
Debt discount amortization	(527,893)	-	(527,893)	-
Foreign Currency -Gain	3,343,656	-	6,098,801	-
Total Other Expense	820,212	63,007	3,643,633	(181,287)

Net loss	$(39,919,532)	$(58,114)	$(38,370,660)	$(720,849)

Net loss per share	$(0.08)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding	3,005,362,162	91,454,000	1,483,169,241	87,142,990

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Changes in Shareholders’ Equity

For the Nine-Month Periods Ended September 30, 2017 and 2016

	Preferred A Stock	Preferred B Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2017	1,000	137,000	$138	520,921,319	$520,921	$1,417,371	$(3,535,292)	$(1,596,862)
Issuance of shares upon conversion of debt	-		-	6,601,402,191	6,601,402	(4,674,108)	-	1,927,294
Issuance of shares for services	-	42,000	42	781,404,974	781,405	(297,710)	-	483,737
Issuance of Warrant Shares	-		-	16,508,489	16,509	92,740	-	109,249
Issuance of shares for S8 Acquisition	-	60	-	26,086,957	26,087	33,973	-	60,060
Cancellation of Preferred Shares - Conversion of Preferred to Common	-	(40,000)	(40)	40,000,000	40,000	40	-	40,000
Net loss	-		-	-	-	-	(38,370,660)	(38,370,660)
Balance, September 30, 2017	1,000	139,060	$140	7,986,323,930	$7,986,324	$(3,427,694)	$(41,905,952)	$(37,347,182)

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Cash Flow

For the Nine-Month Periods Ended September 30, 2017 and 2016

		2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations		$(1,233,441)	$(720,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in Inventory		-	2,690
Issued stock for services		483,697	320,079
Amortization of debt discount		528,893	9,322
Change in deferred production costs		(4,139)	(19,693)
Change in prepaid assets and other assets		(163,141)	(26,820)
Change in accounts payable and accrued expenses		141,148	86,956
Change in value of derivative liability		3,267,260	163,910
Change in foreign currency gain		(3,123,343)	-
Cash Flows Provided (Used) by Operating Activities		(103,026)	(184,405)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets		$-	$-
Purchase of intangible assets		(75,334)	-
Cash Flows Provided (Used) by Investing Activities		$75,334)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		$80,985	$(5,000)
Repayments of related party notes payable		-	(45,306)
Proceeds from convertible debt		166,755	234,705
Repayments to President	`	(84,436)	-
Cash Flows Provided by Financing Activities		$163,304	$184,399

NET CHANGE IN CASH		(15,056)	(6)
Cash, beginning of period		15,704	14
Cash, end of period		$648	$8

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:

Issuance of Warrant Shares		$109,249	$9,322
Business acquisition – Chimera Games		$54,606	$-
Discontinued operations		$(2,297,000)	$-
Effect of FX rate – discontinued operations		$(147,201)	$-
Conversion of Preferred to Common		$40,004	$163,910
Issuance of shares to settle convertible notes		$775,785	$377,205

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

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

The Company has evolved into an online social media gaming, ecommerce digital media company. It is vertically organized into four business areas:

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2016 and notes thereto contained in the Company's Annual Report on Form 10-K.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2017.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations and Goodwill

The Company follows the guidance of FASB ASC 805, Business Combinations that requires that the acquisition method be used for all business combinations. An acquirer is required to recognize the identifiable acquired assets, the liabilities assumed and non-controlling interest in the acquisition target at the acquisition date, measured at their fair value as of that date. Additionally, FASB ASC 805- 10-25-23 requires acquisition-related costs to be recognized as expenses as incurred, rather than included in the cost allocated to the acquired assets and assumed liabilities. However, the costs to issue debt or equity securities should be recognized in accordance with another applicable GAAP. For all business combinations, the guidance requires the acquirer to recognize goodwill as of the acquisition date, measured as the excess of (a) over (b):

a.The aggregate of the following:

i.The transferred consideration measured in accordance with FASB ASC 805-30, which generally requires acquisition-date fair value.

ii.The fair value of any noncontrolling interest in the acquisition target.

iii.In a business combination achieved in stages, the acquisition-date fair value of the acquirer’s previously-held equity interest in the acquisition target.

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

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3–GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has very limited financial resources, with working capital and net shareholder deficits and had generated limited revenue as of September 30, 2017.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 3–GOING CONCERN (continued)

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

A table reflecting assets and liabilities measured at fair value by measurement basis as of September 30, 2017, is reflected below:

Description	Quoted Market Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Intangible Assets	$-	$2,617,000	$-
Convertible debt, net	$-	$191,675	$-
Derivative liabilities	$-	$-	$2,147,233

A table reflecting assets and liabilities measured at fair value by measurement basis as of December 31, 2016, is reflected below:

Description	Quoted Market Prices in Active Markets for Identical Assets Level I	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Intangible Assets	$-	$-	$-
Convertible debt	$-	$164,000	$-
Derivative liabilities	$-	$-	$913,079

NOTE 5–DEFERRED PRODUCTION COSTS

At September 30, 2017 and December 31, 2016, the Company incurred costs of $51,682 and $47,543, respectively, to develop the new Crossings musical CD, the reality TV series with Bobby Dale Earnhardt, and the reality TV series with Dennis Gile. These costs have been deferred and will be amortized when the finished products are available for sale.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 6–BUSINESS COMBINATIONS AND GOODWILL (continued)

Due to a recent valuation of the Poolworks (Germany) Ltd. intangible assets, the final purchase price of 10,000 shares of non- redeemable, convertible shares of Series C preferred stock of the Company issued is valued at $2,305,000. The Company allocated the purchase price of VZ Network Holdings, Inc. to:

Description	Amount
Intangible Assets
Brand name and market awareness of brand	$919,200
Trademarks	459,600
Domain names	229,800
Vendor contracts – marketing, game, email	344,700
Unpatented proprietary technology	344,585
Fixed Assets	7,115
Total	$2,305,000

Upon the purchase of Poolworks (Germany) Ltd. on February 8, 2017, in which they had an old outstanding intercompany payable of $43,638,999 to one of its former owners that consist of $34,061,074 payable and $9,577,925 in accrued interest on this payable, the Company recognized goodwill of $40,574,273, but subsequently recorded an impairment of the goodwill since these payable amounts to the former owner are not realizable. Due to the assumption of an old outstanding V.A. T. assessment by the Berlin Tax Authority, the Company recorded a $2,842,043 tax liability, which was recorded as impairment to goodwill.

NOTE 7: DISPOSITION OF POOLWORKS (GERMANY), LTD.

When MMEG acquired Poolworks (Germany) Ltd. (“Poolworks”) on February 8, 2017, the financials included millions in legacy debt created by former owners and V.A.T. debt to the Berlin Tax Authority. Momentous took on this legacy and tax debt in good faith and worked tirelessly with creditors and the Berlin Tax Authority to resolve these obligations. While this effort did have some success, it became clear that certain debt holders were not going to relent on their demands for large payments to be made in a short timeframe, which quickly became a significant burden for the Company.

In August 2017, the Berlin Tax Authority seized the Poolworks (Germany) Ltd. bank accounts and communicated to all customers to re-direct payments directly to them. We were unable to continue paying the employee’s salaries and ongoing administrative expenses to operate.

On September 7, 2017, management decided to file for insolvency for Poolworks with the Amtsgericht Charlottenburg (District Court Charlottenburg, in Germany). The provisional insolvency administrator Mr. Jesko Stark, lawyer from the law firm GT Restructuring (the restructuring unit of GreenbergTraurig) has been used for this filing.

The Insolvency Court responded with a projected cashflow and a request for a 200,000-euro bridge loan, at an interest rate of 5% for the funding of the insolvency proceedings of Poolworks (Germany) Ltd, the purpose for which was for a working capital line and to finance liquidity needs of Poolworks (Germany) Ltd. At this point, the MMEG officers and directors decided that this request from the court was too much of a financial burden to the Company, and decided to let the Company continue its course in insolvency.

In accordance with FASB #205 paragraph 10, stated below is the Poolworks (Germany) Ltd. Balance Sheet from the acquisition date of February 8, through the disposition date of September 30, 2017:

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 7: DISPOSITION OF POOLWORKS (GERMANY), LTD. (continued)

Description	September 30, 2017	December 31, 2016
Cash	$12,009	$-
Accounts Receivable	133,130	-
Fixed Assets	3,697	-
Intangable Assets	2,297,000
Total Assets	$2,445,836	$-

Accounts Payable	$33,593,812	$-
Taxes Payable	2,842,043	-
Subscribed Capital	5,421	-
Called up Share Capital	2,129,265	-
Share Reserve	1,959,654	-
Profit & Loss	(41,084,359)	-
Total Liabilities & Equity	$2,445,836	$-

At September 30, 2017, the financial statements of the Poolworks (Germany) Ltd. from the acquisition date of February 8, 2017 through September 30, 2017 was consolidated into the Momentous Entertainment Group, Inc.’s financial statements as follows:

Description	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue	$77,769	$142,957
Operating expenses	248,938	349,536
Impairment	39,819,782	40,574,273
Expenses of discontinued operations	40,068,720	40,923,809
Loss from discontinued operations	$(39,990,951)	$(40,780,852)

NOTE 8–ASSET ACQUISITION

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 8–ASSET ACQUISITION (continued)

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

The structure of the purchase price and payments are as follows:

(a)The Company agrees to pay a non-refundable $5,000 deposit into an escrow account

(b)The Company agrees to pay an additional $25,000 deposit prior to closing

(c)Due at closing: $100,000

(d)Due at closing: $200,000 in shares of the Company’s common stock with a six-month hold restriction after closing. The shares will be issued for the nominal value on closing.

(e)Due at closing: 1,000 shares of Preferred B stock valued at 1,000,000 shares of common stock.

(f)Due five months from closing: $227,500 on November 5, 2017.

(g)Note Payable: $142,500 paid in 12 equal monthly installments to the seller-broker.

(h)Note Payable: $500,000 note payable, paid in 48 equal monthly installments of principal and interest at 6% per annum.

(i)$300,000 in the form of owner salary paid in six equal monthly payments after closing for a consulting agreement.

On August 12, 2017, the Company closed on the asset purchase of Blackfox, Inc. for $1,500,000.

See Note 18 Subsequent Events for additional information concerning the stock purchase of Blackfox, Inc.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 9–SEGMENT REPORTING

As of September 30, 2017, the segment reporting is as follows:

	Poolworks (Germany) Ltd. Social Networking Discontinued Operations	Chimera® Games Social Gaming

Revenues	$142,957	$135,661
Operating expenses	349,536	36,735
Impairment	40,574,273	-
Profit (Loss)	$(40,780,852)	$98,926
Assets - Intangibles	$2,297,000	$320,000
Liabilities - Tax	$2,842,043	$-

NOTE 10–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2017, the Company assumed $33,933,306 in accounts payable which relate to Poolworks intercompany expenses with Momentous and operating expenses of administrative fees.

On April 19, 2017, the Company agreed to settle an old 2012 outstanding V.A.T. obligation between Poolworks (Germany), Ltd. and Finanzamt fur Korperschaften III (Berlin Tax Authority) for an amount of $692,550 through a monthly payment plan from April 28, 2017 through January 29, 2018. As of the September 30, 2017, the Company made payments of $60,553 against this tax payment plan, resulting in a balance of $631,997 note payable. The court administrator for Poolworks(Germany) Ltd, recorded an additional $2,210,046 in tax liability during the third quarter 2017. Due to the assumption of this V.A. T. assessment by the Berlin Tax Authority, the Company recorded a $2,842,043 tax liability, which was recorded as impairment to goodwill.

NOTE 11–CONVERTIBLE DEBT

The Convertible debt as of September 30, 2017, and December 31, 2016 consisted of the following Short-Term debt:

	September 30,	December 31,
Description	2017	2016
LG Capital Funding	$161,757	$82,675
Quarum Holdings, LLC	73,335	80,325
Adar Bays, LLC	-	1,001
Auctus Fund, LLC	33,260	-
Cerberus Finance Group, Inc.	137,857	-
Crossover Capital Fund II, LLC	45,772	-
JSJ Investments, Inc.	31,619	-
Total Convertible Notes	$483,600	$164,001
Less Debt Discount	(291,925)	-
Net Convertible Notes	$191,675	$164,001

The following is a table reflecting convertible debt activity for the nine-month period ended September 30, 2017:

Description	Amount
Balance January 1, 2017	$164,001
Proceeds of new notes	865,970
Conversions	(546,371)
Balance September 30, 2017	$483,600

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

At September 30, 2017, the Company is obligated under convertible notes payable with an aggregate principal balance of $483,600, all of which mature in by August 2018. The notes are convertible at variable prices based on the closing bid. The Company recorded debt discount of $291,925 from a derivative valuation of all the convertible promissory notes at September 30, 2017. The net value of the Convertible Promissory Notes at September 30, 2017 is $191,675.

On January 20, 2017, the Company entered into a $84,263 convertible promissory note with LG Capital Funding, LLC, bearing interest at 8%, with a maturity date of January 20, 2018. The note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. This agreement also includes an additional note of $84,263, for which the Company has not taken. The Company incurred legal fees of $3,750 and broker fees of $7,500 associated with this note. The Company issued a warrant exercisable into 11,253,333 common shares at a price share of $0.0015 or an aggregate exercise amount of $16,853.

On February 8, 2017, the Company entered into a convertible promissory note with LG Capital Funding, LLC for $84,263, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The agreement also includes another $84,263 promissory note that the Company has not taken. The Company incurred $3,750 in legal fees, $5,513 in original issue discount fees, and $7,500 in legal fees associated with this note. On February 8, 2017, the Company issued warrants to LG Capital Funding, LLC, exercisable into 3,370,000 shares of common stock at a price per share of $0.005 or an aggregate price of $16,850.

On August 10, 2017, the Company entered into a convertible promissory note with LG Capital Funding, LLC for $53,763, bearing interest at 8% with a maturity date of August 9, 2018. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The Company incurred $3,750 in legal fees, $3,763 in original issue discount fees, and $2,500 in legal fees associated with this note. On August 10, 2017, the Company issued warrants to LG Capital Funding, LLC, exercisable into 21,505,000 shares of common stock at a price per share of $0.005 or an aggregate price of $10,750.

On August 11, 2017, the Company entered into a back-end convertible promissory note with LG Capital Funding, LLC, with an original date of December 12, 2016 for $45,675, bearing interest at 8% with a maturity date of December 11, 2017. This note is convertible into common shares at a 45% discount to the lowest closing bid price with a 20 day look back. The Company incurred $4,350 in legal fees, and $2,175 in broker’s fees associated with this note.

LG Capital Funding, LLC converted a total of $194,971, $188,882 of the principal amount of notes payable and $6,089 of accrued interest into 2,182,866,858 shares of the Company’s common stock during the nine-month period ended September 30, 2017 as detailed below:

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total
1/3/2017	23,958,961	$0.000385	$24	$9,200	$9,224
1/12/2017	24,000,857	0.000385	40	9,200	9,240
2/9/2017	24,694,204	0.00044	115	10,750	10,865
5/10/2017	16,508,489	0.00049	239	7,850	8,089
6/9/2017	26,030,142	0.00028	288	7,000	7,288
6/27/2017	50,161,333	0.00021	434	10,100	10,534
7/7/2017	66,990,214	0.00011	-	7,500	7,500
7/12/2017	61,280,142	0.00014	379	8,200	8,579
7/17/2017	66,304,000	0.00014	420	8,875	9,295
7/21/2017	29,942,857	0.00014	192	4,000	4,192
7/27/2017	53,944,285	0.00014	290	7,262	7,552
7/31/2017	79,313,238	0.00011	328	8,000	8,328
8/4/2017	97,220,091	0.00010	408	9,800	10,208
8/7/2017	112,218,667	0.00011	483	11,300	11,783
8/11/2017	112,289,428	0.00010	490	11,300	11,790
8/24/2017	123,504,952	0.00010	568	12,400	12,968
9/1/2017	143,665,571	0.00007	457	9,600	10,057
9/8/2017	197,870,857	0.00003	325	6,600	6,925
9/14/2017	233,240,000	0.00003	394	7,770	8,164
9/20/2017	260,061,428	0.00003	77	9,025	9,102
9/29/2017	379,667,142	0.00003	138	13,150	13,288
Total	2,182,866,858		$6,089	$188,882	$194,971

On January 20, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings LLC, bearing 8% interest, with a maturity date of January 20, 2018. The Company incurred $2,000 in legal fees and $1,890 in original issue discount fees associated with this note. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. In addition, the Company issued a warrant exercisable into 3,852,000 shares at a price per share of $0.0015 or an aggregate exercise amount of $5,778 to Quarum Holdings, LLC.

On February 2, 2017, the Company entered into a $28,890 convertible promissory note with Quarum Holdings, LLC, bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in lender fees associated with this note.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

On August 11, 2017, the Company exercised a back-end convertible promissory note with Quarum Holdings, LLC from February 2, 2017 for $28,890, bearing interest at 8% with a maturity date of February 1, 2018. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees, and $2,000 in lender fees associated with this note.

On August 11, 2017, the Company exercised a back-end convertible promissory note with Quarum Holdings, LLC from February 8, 2017, bearing interest at 8% with a maturity date of February 8, 2018 for $28,290. This note is convertible into common shares at a price equal to 55% of the Company’s common stock of the lowest bid price for the twenty prior trading days. The Company incurred $2,000 in legal expenses, $1,890 in original issue discount fees and $2,000 in investor fees associated with this note.

Quarum Holdings, LLC converted a total of $173,640, $167,075 of the principal amount of notes payable and $6,565 of accrued interest into 1,510,221,890 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total

1/5/2017	12,987,013	$0.00038	$-	$5,000	$5,000
1/12/2017	27,622,129	0.00039	-	10,635	10,635
6/1/2017	41,600,000	0.00035	560	14,000	14,560
6/21/2017	41,053,571	0.00028	495	11,000	11,495
6/29/2017	44,782,857	0.00018	337	7,500	7,837
7/7/2017	52,328,571	0.00014	326	7,000	7,326
7/13/2017	59,714,285	0.00014	360	8,000	8,360
7/18/2017	37,500,000	0.00014	250	5,000	5,250
7/20/2017	78,375,000	0.00014	473	10,500	10,973
7/26/2017	84,342,857	0.00014	508	11,300	11,808
8/1/2017	43,036,015	0.00015	301	6,025	6,326
8/3/2017	96,571,428	0.00014	520	13,000	13,520
8/11/2017	15,895,082	0.00014	85	2,140	2,225
8/17/2017	102,142,857	0.00014	550	13,750	14,300
8/28/2017	111,428,571	0.00014	600	15,000	15,600
9/1/2017	151,326,107	0.00007	442	10,150	10,592
9/7/2017	79,857,142	0.00004	120	2,675	2,795
9/12/2017	209,000,000	0.00004	315	7,000	7,315
9/25/2017	220,658,405	0.00003	323	7,400	7,723
	1,510,221,890		$6,565	$167,075	$173,640

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

Power Up Lending Group, Ltd converted a total of $55,620, $53,000 of the principal amount of notes payable and $2,620 in accrued interest into 280,870,749 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total

7/12/2017	61,666,667	0.00024	$-	$14,800	$14,800
7/13/2017	59,666,667	0.00024	1,120	13,200	14,320
8/22/2017	121,212,121	0.00017	-	20,000	20,000
8/23/2017	38,325,294	0.00017	1,500	5,000	6,500
	280,870,749		$2,620	$53,000	$55,620

February 8, 2017, the Company entered into a $28,890 convertible promissory note with Cerberus Finance Group, Ltd., bearing interest at 8% with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the lowest closing bid of the Company’s common stock as reported on the OTC exchange for the twenty prior trading days. The Company incurred $2,000 in legal fees and $1,890 in original interest discount fees associated with this note. The Company also issued a warrant on this date to Cerberus Finance Group, LTD., exercisable into 1,155,600 shares of common stock at a price of $0.005 or an aggregate value of $5,778 to Cerberus Finance Group, Ltd.

On August 8, 2017, the Company entered into a back-end note of $28,890 with Cerberus Finance Group, Ltd. originally issued on February 8, 2017, bearing inter at 8%, with a maturity date of February 8, 2018. This note is convertible into common shares at a price equal to 55% of the lowest closing bid of the Company’s common stock as reported on the OTC exchange for the twenty prior trading days. The Company incurred $2,000 in legal fees and $1,890 in original interest discount fees associated with this note. The Company also issued a warrant exercisable into 26,881,250 shares of common stock at a price of $0.0008 or an aggregate value of $21,505.

On August 10, 2017, the Company entered into a convertible promissory note of $107,527 with Cerberus Finance Group, Ltd., bearing interest at 8%, with a maturity date of August 9, 2018. This note is convertible into common shares at a price equal to 55% of the lowest closing bid of the Company’s common stock as reported on the OTC exchange for the twenty prior trading days. The Company incurred $5,000 in legal fees and $7,527 in original interest discount fees associated with this note.

Cerberus Finance Group, Ltd. converted a total of $28,381 of the principal amount of notes payable into 521,975,376 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Principal	Total

8/31/2017	228,694,784	0.00005	$12,579	$12,579
9/26/2017	293,280,592	0.00005	15,802	15,802
	521,975,376		$28,381	$28,381

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

On August 18, 2017, the Company entered into back-end note from Crossover Capital Fund II, LLC for $36,750, originally issued on February 10, 2017, bearing interest at 8% with a maturity date of February 10, 2018. This note is convertible into common shares at a price equal to 60% of the lowest trading price of the Company’s common stock for the twenty days prior trading days. The Company incurred legal fees of $2,000, original issue discount fees of $1,750, and investor fees of $3,500 associated with this note.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

Crossover Capital Fund II, LLC converted a total of $27,728 of the principal amount of notes payable into 350,000,000 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Principal	Total

9/14/2017	100,000,000	0.00014	$14,196	$14,196
9/14/2017	250,000,000	0.00005	13,532	13,532
	350,000,000		$27,728	$27,728

On February 15, 2017, the Company entered into a $60,000 convertible promissory note with JSJ Investments, Inc., with a 12% interest rate, with a maturity date of nine months from issuance. This note is convertible into common shares at a price equal to a 45% discount to the lowest closing bid during the previous twenty trading days. The Company incurred $2,000 in legal fees and $4,200 in original issue discount fees associated with this note.

As of September 30, 2017, JSJ Investments, Inc. converted a total of $28,381 the principal amounts of notes payable into 521,975,376 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Principal	Total

9/20/2017	228,694,784	0.00005	$12,579	$12,579
9/26/2017	293,280,592	0.00005	15,802	15,802
	521,975,376		$28,381	$28,381

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

Auctus Fund, LLC converted a total of $46,838, $41,740 of the principal amount of notes payable and $5,098 of accrued interest into 1,109,439,600 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest		Principal	Total

8/30/2017	124,000,000	0.00008	$4,611		$4,809	$9,420
9/7/2017	180,000,000	0.00004	185		6,515	6,700
9/15/2017	232,895,300	0.00004	167		8,648	8,815
9/20/2017	261,145,400	0.00004	90		9,856	9,946
9/25/2014	311,398,900	0.00004	45		11,912	11,957
	1,109,439,600		$5,098	$	$ 41,740	$46,838

On February 23, 2017, the Company entered into a $26,500 convertible promissory note with Eagle Equities, LLC, bearing interest at 8% with a 12-month term. This note is convertible into common shares at a price equal to the lesser of 45% discount to the lowest closing bid price with a 20 day look back. The Company incurred $3,000 in legal fees and $1,750 in lender fees associated with this note. On this date, the Company also issued a warrant to Eagle Equities, LLC exercisable into 2,140,000shares of common stock at a price per share of $0.0025 or an aggregate price of $5,350.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 11–CONVERTIBLE DEBT (continued)

Eagle Equities, LLC converted a total of $27,853, $26,750 of the principal amount of notes payable and $1,103 of accrued interest into 282,590,273 shares of common stock during the following dates:

Date Issued	Shares Common	Conversion Price Per Share	Interest	Principal	Total

8/30/2017	50,445,818	0.00017	$324	$8,000	$8,324
8/31/2017	75,828,182	0.00011	329	8,000	8,329
9/1/2017	47,333,364	0.00011	206	5,000	5,206
9/6/2017	108,982,909	0.00005	244	5,750	5,994
	282,590,273		$1,103	$26,750	$27,853

NOTE 12–LOANS

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

On June 12, 2017, the Company entered into a Line of Credit with Mulligan Loans, LLC for the total amount of $27,675, including interest, payable in 189 daily payments of $146. As of September 30, 2017, the outstanding balance on this line of credit was $15,409.

As of September 30, 2017, the Company had a non-interest bearing, unsecured note for $17,230 with a former officer and director of the Company.

As of September 30, 2017, the Company entered into a finance agreement with Hub International for Directors and Officers Liability Insurance for the amount of $19,581 at 9.37% interest rate. The finance agreement is for 10 months with payment of $2,533.

As of September 30, 2017, the Company has an non-interest bearing unsecured note from an un-related party for $2,500.

NOTE 13–DEMAND LOANS FROM RELATED PARTY

At September 30, 2017, the Company was obligated for demand loans aggregating $333,787 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum.

NOTE 14–DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

The Company recorded derivative interest expenses for the period ended September 30, 2017 of $527,893.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 14–DERIVATIVE LIABILITIES (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter:

Description	Amount
Derivative liabilities - December 31, 2016	$913,079
Add fair value at the commitment date for convertible notes issued during the current year	3,564,576
Less derivatives due to conversion	(2,033,106)
Fair value mark to market adjustment for derivatives	(297,316)
Derivative liabilities – September 30, 2017	$2,147,233

Assumption	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	227-388%	61-728%
Expected term in years	.33 - 1.74 Yrs	0.01 - 1.61 Yrs
Risk free interest rate:	.63 - 1.24%	.71 - 1.31%

NOTE 15–SHARE CAPITAL

Series A Preferred Shares

On April 18, 2015, the Company issued 1,000 shares of Preferred Stock A, Par Value $.001 per share to Kurt Neubauer for services rendered, which was valued at $10,000. The shares have no dividend or conversion rights, but give him the right to 51% in all shareholder votes.

Series B Preferred Shares

The Company amended its articles of incorporation in February 2017 to authorize an aggregate of 10,000 shares of Company Series C Preferred Stock. The Company’s Series C Preferred Stock:

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

The Company issued 42,000 shares of series B preferred shares to consultants for services as of September 30, 2017 at $1 per share for a total value of $42,000 par value.

Common Shares

The Company issued 42,000 shares of Prefered Stock B for services, including 5,000 shares of the Company’s Preferred Series B stock to Laureen Falco, Chief Accounting Officer for $5,000 in services and 30,000 shares of the Company’s Preferred Series B stock to David Micek, Senior V.P of Corporate Development, for $30,000 in services. On April 18, 2017, the Company issued 19,770,604 of common shares to David Micek for services.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 15–SHARE CAPITAL (continued)

On March 21, 2017, the Company issued 26,086,957 shares of the Company’s common stock at $0.0023 for $60,000 to Nathan Levine as part of the S8 acquisition of Chimera® Game assets. The Company also issued 60 shares of Preferred Series B stock to Nathan Levine as part of the S8 acquisition of the Chimera® Game assets.

From March 21 through September 30, 2017, the Company issued 761,634,370 common shares for merger and acquisition services, finance services and investor services for a value of $483,737.

The Company Issued 6,601,402,191 common shares in conversions of convertible debt during the nine-months ended September 30, 2017 as detailed in Note 11.

On August 8, 2017, the Company amended the articles of incorporation in the state of Nevada to increase the total authorized share of common stock to 9,950,000,000 at par value of $0.001.

On September 22, 2017, the Company amended the articles of incorporation in the state of Nevada to increase the total authorized share of common stock to 14,950,000,000 at par value of $0.001.

NOTE 16–RELATED PARTY TRANSACTIONS

At September 30, 2017, the Company had accrued interest on the demand note of $933 due to its President. This amount principally relates to payments made by the Company’s President on behalf of the Company in connection with administrative expenses, deferred production costs on the reality TV series and accrued interest on the $333,787 demand loan by the Company’s President.

NOTE 17–2017 NON-STATUTORY STOCK OPTION PLAN

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 17–2017 NON-STATUTORY STOCK OPTION PLAN (continued)

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

NOTE 18–SUBSEQUENT EVENTS

Notes Payable

Subsequent to September 30, 2017, the Company entered into notes payable with the following lenders:

Date Received	Date of Note	Lender	Principal Amount	Original Issue Discount	Legal Fees	Broker's Fee

10/2/2017	1/20/2017	LG Capital Funding, LLC	$84,263	$5,513	$3,750	$7,500
2/8/2017	2/8/2017	LG Capital Funding, LLC	84,263	5,513	3,750	7500
10/2/2017		Quarum Holdings, LLC	28,890	1,890	2,000	-
		Total	$197,416	$12,916	$9,500	$15,000

Note Payable Conversions:

Subsequent to September 30, 2017, various lenders converted a total of $110,152, $103,960 in principal amount of notes payable, and $5,692 in accrued interest, and a $500 conversion fee into 2,581,050,430 shares of common stock during the following dates:

Date Issued	Lender	Shares Common	Conversion Price Per Share	Interest	Conversion Fee	Principal	Total

10/2/2017	Crossover Capital Fund II	164,300,000	$0.00006	$27	$-	$9,066	$9,093
10/2/2017	Quarum Holdings, LLC	223,914,286	0.00003	337		7,500	7,837
10/5/2017	Auctus Fund, LLC	417,889,400	0.00004	120	500	16,095	16,715
10/5/2017	JSJ Investments, Inc.	376,703,153	0.00005	4,487	-	15,817	20,304
10/5/2017	Quarum Holdings, LLC	180,428,571	0.00004	300		6,015	6,315
10/18/2017	JSJ Investments, Inc.	293,180,592	0.00005	-	-	15,802	15,802
10/31/2017	Auctus Fund, LLC	444,733,000	0.00004	124	-	17,165	17,289
11/3/2017	LG Capital Funding, LLC	479,901,428	0.00004	297	-	16,500	16,797
	Total	2,581,050,430		$5,692	$500	$103,960	$110,152

Increase in Capitalization

On October 30, 2017, the Company amended the articles of incorporation in the state of Nevada to increase the total authorized share of common stock to 24,950,000,000 at par value of $0.001.

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 18–SUBSEQUENT EVENTS (continued)

Blackfox, Inc. Asset Purchase

The agreement between Momentous Entertainment Group, Inc. (MMEG) and Mr. Todd Rambilas, CEO of Blackfox, Inc. (Blackfox) closed on August 12, 2017. Despite repeated requests, both by phone and in writing to Mr. Rambilas, he failed to perform according to the terms of the contact and he is in breach. MMEG asserts that the handoff of the Blackbox business unit to MMEG immediately upon closing was not completed according to the terms of the agreement. After repeated attempts from August through mid-October 2017 to get Mr. Rambilas to cooperate and correct the situation, he finally broke all communications with MMEG management and locked MMEG management out of all access to the Blackfox, Inc. platform. Mr. Rambilas then contacted MMEG management through his attorney to request an unwind of the transaction. Currently, MMEG management is in talks with Mr. Rambilas’ attorney in an attempt to either unwind the transaction and receive our investment back or take whatever next steps are necessary to have our investment returned. No assurances can be made in the outcome.

2017 Non-Statutory Stock Option Plan

The Company filed an additional Registration Statement on Form S-8 in October 2017 to register 1,750,000,000 shares of common stock underlying the options in the Plan.

Item 1.01. Entry into a Material Definitive Agreement.

On November 17, 2017, Nutritional Systems, Inc., a wholly owned subsidiary of Momentous Entertainment Group, Inc. (“NSI”), entered into a License Agreement (the “License Agreement”) with NutraPharx, LLC c/o David P. Summers, (“NUTRA”), pursuant to which, among other things, Nutra agreed to contribute certain intellectual property rights related to their Patented Proprietary Nutritional Supplements (“PPNS”) in exchange for a 10% royalty of the net profit per bottle on sales generated by NSI of the PPNS products line.

The License Agreement contains customary representations, warranties and covenants of NSI and NUTRA. Subject to certain customary limitations, NSI has agreed to indemnify NUTRA, its affiliates, stockholders, officers, directors, managers, employees, agents, partners, representatives, successors and assigns against certain losses related to, among other things, breaches of NSI’s representations and warranties.

Pursuant to the License Agreement, (i) NUTRA will provide to NSI (1) their PPNS and related products for use worldwide. NSI shall have the right to rebrand all products with its own names, trademarks, bottling/manufacturing, custom labeling and to create its own marketing materials; and retains all rights thereof in perpetuity. NSI may make modifications and improvements to the Licensed Product. Such modifications and improvements (whether patentable or unpatentable) shall be the sole property of NSI but shall be included within the provisions of this Agreement, and provided, that upon the expiration or termination of this Agreement NSI shall grant and does hereby grant to NUTRA an irrevocable, royalty-free, nonexclusive license (including the right to sublicense) to make, have made, use, sell and distribute throughout the world a product(s) incorporating any such modifications and improvements made by NSI.

NSI or NUTRA may terminate the License Agreement upon 30-day written consent or upon a material breach of the License Agreement by the other party.

The foregoing summaries of the License Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the License Agreement. A copy of the license agreement is being filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2017 (the “Form 10-Q”).

The representations, warranties and covenants contained in the License Agreement were and will be made, as applicable, only for purposes of such agreement and as of specific dates, were and will be solely for the benefit of the parties to the License Agreement, and may be subject to limitations agreed upon by the contracting parties.

Accordingly, each of the License Agreement will be incorporated herein by reference only to provide investors with information regarding the terms of the License Agreement, and not to provide investors with any other factual information regarding NutraPharx, LLC or David P. Summers, Nutritional Systems, Inc., or its or their businesses, and should be read in conjunction with the disclosures in Momentous Entertainment Group’s periodic reports and other filings with the SEC.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter-ended September 30, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

With millions of online registered users worldwide, MMEG’s value proposition serves multiple stakeholders: 1) Social network users, 2) OTT content users, 3) Online gamers, and 4) Consumers looking to buy products and services through our e-commerce portal and our social network.

Our principal efforts for the coming months will be preparing and developing the following:

1.Social Gaming

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

2.Ecommerce Marketing

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

3.Online Streaming Distribution and Content Development

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

Summary of Current Roll-up Strategy

MMEG is developing a roll-up strategy to acquire distribution technology companies such as social media platforms, subscription based platforms and ecommerce products that can utilize these platforms for the delivery of both content and e-commerce sold products at the same time. MMEG will look to acquire future products, services and technologies to be used and made available through its media network allowing access to the Company’s full line of products, services and content over the internet and via mobile devices.

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

Operations

A summary of operations for the nine-months ended September 30, 2017 and 2016 as follows:

	2017	2016

Operations:
Revenue	$135,661	$2,500
Operating expenses	1,369,102	542,062

Loss from operations	$(1,233,441)	$(539,562)

Loss from discontinued operations	(40,780,852)	-

Other Income (Expense)
Interest expense	(629,715)	(289,767)
Derivative liability gain (loss)	(1,297,560)	108,480
Debt discount amortization	(527,893)	-
Foreign Currency -Gain	6,098,801	-
Total Other Expense	3,643,633	(181,287)

Net loss	$(38,370,660)	$(720,849)

As of September 30, 2017, the Company earned advertising revenue from Chimera Games of $135,661 and expensed operating costs of web server expenses and programming fees and administrative costs of $1,369,102. Administrative costs consist of office expenses, marketing expenses, merger and acquisition consultants, valuation consultants, audit, accounting and tax professional fees, travel fees, SEC and corporate and filing fees. The Company incurred interest expense of $629,715, (527,893) of debt discount on convertible promissory notes at September 30, 2017. The Company also incurred foreign currency gain of $6,098,801 at September 30, 2017.

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

Liquidity

Currently, the Company's operations have generated revenue.  Additional cash received by the Company has come from loans and investors.  Cash used in operations amounted to $103,026 and $184,405, and the Company had cash flow from investing activities of $78,334 and -0- for September 30, 2017 and 2016, respectively, During the third quarter, 2017 and 2016, $163,304 and $184,399 were provided by financing activities.

At September 30, 2017, the Company was obligated for demand loans of $333,787 due to the Company’s President. The loans were made from his personal resources, the proceeds from which were used to finance operations. All demand loans made by the Company’s President bear interest at 3% per annum. His personal resources do not permit him to make additional loans to the Company.

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and other services. We are subject to the reporting requirements of the Exchange Act of '34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on verbal discussions with consultants, accountants and lawyers that these costs may range up to $200,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs.

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

As of September 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2017 was effective.

During the quarter-ended September 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, we issued 781,404,974 shares of common stock for services. We also issued 6,601,402,191 shares of common stock upon the conversion of notes payable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

N/A

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
10.2	Executed License Agreement – Nutritional Systems, Inc./NutrPharx
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOMENTOUS ENTERTAINMENT GROUP, Inc.

(Registrant)

By:/s/ Kurt E. Neubauer

Kurt E. Neubauer

Chief Executive Officer

November 20, 2017