Form 10-Q/A
period 2017-09-30
MOMENTOUS ENTERTAINMENT GROUP INC
filed 2017-12-04
CIK 1602381

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the Securities and Exchange Commission on November 20, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the form 10-Q and to update the Consolidated Balance Sheets, and Consolidated Statement of Cash Flows, along with Note 7 – Disposition of Poolworks (Germany), Ltd., and Note 10 – Accounts Payable and Accrued Expenses, and to properly reflect the disposition of Poolworks and properly reflect results of operations, results of discontinued operations and impairment of the related intangible assets.

The restatement footnote in the updated financial statements contain material revisions to the originally filed financial statements and details those changes.

This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of November 20, 2017.  No other changes have been made to the form 10-Q.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Balance Sheets

For the Nine-Month Periods Ended September 30, 2017 and 2016

	September 30, 2017	December 31, 2016
ASSETS	(Restated)
Current Assets:
Cash	$648	$15,704
Deferred production costs	51,682	47,543
Assets of discontinued operations	148,837	-
Total Current Assets	201,167	63,247
Intangible assets	320,000	-
Prepaid expenses and other assets	186,538	23,397
Total Assets	$707,705	$86,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$235,192	$148,476
Accrued expenses	75,425	20,993
Due to Company president	333,787	418,223
Convertible notes payable, net	191,675	164,000
Notes payable	229,720	18,735
Derivative liability	2,147,233	913,079
Liabilities of discontinued operations	37,138,855	-
Total Current Liabilities	40,351,887	1,683,506
Total Liabilities	40,351,887	1,683,506

Stockholders’ Deficit:
Preferred stock A: $0.001 par value, 1,000 shares issued and authorized	1	1
Preferred stock B: $0.001 par value; 50,000,000 shares authorized; 139,000 and 137,000 shares issued and outstanding	139	137
Common stock: $0.001 par value; 14,950,000,000 shares authorized; 7,986,323,930 and 520,921,319 shares issued and outstanding	7,986,324	520,921
Paid-in capital	(3,427,694)	1,417,371
Accumulated deficit	(44,202,952)	(3,535,292)
Total Stockholder's Deficit	(39,644,182)	(1,596,862)
Total	$707,705	$86,644

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Operations

For the Nine-Month Periods Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Operations:
Revenue	$103,714	$-	$135,661	$2,500
Impairment of goodwill	2,297,000		2,297,000
Operating expenses	852,507	121,121	1,369,102	542,062

Loss from operations	(3,045,793)	(121,121)	(3,530,441)	(539,562)

Loss from discontinued operations	(39,990,951)	-	(40,780,852)	-

Other Income (Expense)
Interest expense	(455,475)	(6,538)	(629,715)	(289,767)
Derivative liability gain (loss)	(1,540,076)	69,545	(1,297,560)	108,480
Debt discount amortization	(527,893)	-	(527,893)	-
Foreign Currency -Gain	3,343,656	-	6,098,801	-
Total Other Expense	820,212	63,007	3,643,633	(181,287)

Net loss	$(42,216,532)	$(58,114)	$(40,667,660)	$(720,849)

Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding	3,005,362,162	91,454,000	1,483,169,241	87,142,990

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Changes in Shareholders’ Equity

For the Nine-Month Periods Ended September 30, 2017 and 2016

	Preferred A Stock	Preferred B Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
							(Restated)	(Restated)
Balance, January 1, 2017	1,000	137,000	$138	520,921,319	$520,921	$1,417,371	$(3,535,292)	$(1,596,862)
Issuance of shares upon conversion of debt	-	-	-	6,601,402,191	6,601,402	(4,674,108)	-	1,927,294
Issuance of shares for services	-	42,000	42	781,404,974	781,405	(297,710)	-	483,737
Issuance of Warrant Shares	-		-	16,508,489	16,509	92,740	-	109,249
Issuance of shares for S8 Acquisition	-	60	-	26,086,957	26,087	33,973	-	60,060
Cancellation of Preferred Shares – Conversion of Preferred to Common	-	(40,000)	(40)	40,000,000	40,000	40	-	40,000
Net loss	-		-	-	-	-	(40,667,660)	(40,667,660)
Balance, September 30, 2017	1,000	139,060	$140	7,986,323,930	$7,986,324	$(3,427,694)	$(44,202,952)	$(39,644,182)

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Consolidated Unaudited Statements of Cash Flow

For the Nine-Month Periods Ended September 30, 2017 and 2016

	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$(3,530,441)	$(720,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in Inventory	-	2,690
Issued stock for services	483,737	320,079
Impairment of goodwill	2,297,000	-
Amortization of debt discount	527,893	9,322
Change in deferred production costs	(4,139)	(19,693)
Change in prepaid assets and other assets	(163,141)	(26,820)
Change in accounts payable and accrued expenses	141,148	86,956
Change in value of derivative liability	3,267,260	163,910
Change in foreign currency gain	(3,122,343)	-
Cash Flows Provided (Used) by Operating Activities	(103,026)	(184,405)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Purchase of intangible assets	(75,334)	-
Cash Flows Provided (Used) by Investing Activities	(75,334)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	80,985	(5,000)
Repayments of related party notes payable	-	(45,306)
Proceeds from convertible debt	166,755	234,705
Repayments to President	(84,436)	-
Cash Flows Provided by Financing Activities	163,304	184,399

NET CHANGE IN CASH	(15,056)	(6)
Cash, beginning of period	15,704	14
Cash, end of period	$648	$8

Supplemental Cash Flow Information:
Non-Cash Financing Transactions:

Issuance of Warrant Shares	$109,249	$9,322
Business acquisition – Chimera Games	$54,606	$-
Effect of FX rate – discontinued operations	$(147,201)	$-
Conversion of Preferred to Common	$40,004	$163,910
Issuance of shares to settle convertible notes	$775,785	$377,205

The Accompanying Notes are an Integral Part of These Financial Statements

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 1–ORGANIZATION

Momentous Entertainment Group, Inc. was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. We had very limited activities until June 2011 when it started designing a detailed business plan focused on creating, producing and distributing quality entertainment content across various media channels utilizing direct response media marketing.

Momentous has engaged in a targeted roll up strategy that to date has been unsuccessful. We have attempted to target and acquire several business entities, several of which have, to date, been unsuccessful.

Our acquisition of Chimera Games has so far been the only successful acquisition. Accordingly, we have evolved into two segments: an online social media and creating, producing and distributing quality entertainment content across various media channels utilizing direct response media marketing.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 7: DISPOSITION OF POOLWORKS (GERMANY), LTD. (continued)

In accordance with FASB #205 paragraph 10, stated below is the Poolworks (Germany) Ltd. Balance Sheet from the acquisition date of February 8, through the disposition date of September 30, 2017:

Description	30-Sep-17	31-Dec-16

Cash	$12,009	$-
Accounts Receivable	133,130	-
Fixed Assets	3,697	-

Total Assets	$148,837	$-

Accounts Payable	$34,296,812	$-
Taxes Payable	2,842,043	-
Subscribed Capital	5,421	-
Called up Share Capital	2,129,265	-
Share Reserve	1,656,148	-
Profit & Loss	(40,780,852)	-

Total Liabilities & Equity	$148,837	$-

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 9–SEGMENT REPORTING

As of September 30, 2017, the segment reporting is as follows:

	Poolworks (Germany) Ltd. Social Networking Discontinued Operations	Chimera® Games Social Gaming

Revenues	$142,957	$135,661
Operating expenses	349,536	36,735
Impairment	40,574,273	-
Profit (Loss)	$(40,780,852)	$98,926
Assets - Intangibles	$-	$320,000
Liabilities - Tax	$2,842,043	$-

NOTE 10–ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2017, the Company assumed $36,290,305 in accounts payable which relate to Poolworks intercompany expenses with Momentous and operating expenses of administrative fees.

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

•provides that upon the occurrence of a “conversion event” (defined as the listing of shares of Company Common Stock on a “qualified stock exchange” (as defined)), the Company Series C Preferred Stock shall automatically convert into 20% of the Company’s “fully-diluted Common Stock” (as defined) on the date of conversion; and

•votes with the company’s outstanding Common Stock on an “as converted” basis.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 15–SHARE CAPITAL (continued)

Common Shares

The Company issued 42,000 shares of Preferred Stock B for services, including 5,000 shares of the Company’s Preferred Series B stock to Laureen Falco, Chief Accounting Officer for $5,000 in services and 30,000 shares of the Company’s Preferred Series B stock to David Micek, Senior V.P of Corporate Development, for $30,000 in services. On April 18, 2017, the Company issued 19,770,604 of common shares to David Micek for services.

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

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 19 – RESTATEMENT

The financial statements included herein as of September 30, 2017, have been restated to properly reflect discontinued operations, results of continuing operations and impairment related to the disposition of the Poolworks subsidiary. The impact on previously reported financial position is reflected below:

	Originally Reported	Restatement Adjustment	As Restated
ASSETS
Total Current Assets	$201,167	$-	$201,167
Intangible Assets	2,617,000	(2,297,000)	320,000
Prepaid expenses and other assets	186,538	-	186,538
Total Assets	$3,004,705	$(2,297,000)	$707,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total Current Liabilities	$40,351,887	$-	$40,351,887
Total Liabilities	40,351,887		40,351,887
Stockholders’ Deficit
Preferred stock A: $0.001 par value, 1,000 shares issued and authorized	1	-	1
Preferred stock B: $0.001 par value; 50,000,000 shares authorized; 139,000 and 137,000 shares issued and outstanding, respectively	139	-	139
Common stock: $0.001 par value; 14,950,000,000 shares authorized; 7,986,323,930 and 520,921,319 shares issued and outstanding, respectively	7,986,324	-	7,986,324
Additional paid-in capital	(3,427,694)	-	(3,427,694)
Accumulated deficit	(41,905,952)	(2,297,000)	(44,202,952)
Total Stockholder's Deficit	(37,347,182)	(2,297,000)	(39,644,182)
Total	$3,004,705	$(2,297,000)	$707,705

The impact on previously reported operations for the three-month period ended September 30, 2017, is reflected below:

	Originally Reported	Restatement Adjustment	Restated
Operations
Revenue	$103,714	$-	$103,714
Impairment of goodwill	-	2,297,000	2,297,000
Operating expenses	852,507	-	852,507
Loss from operations	(748,793)	(2,297,000)	(3,045,793)
Loss from discontinued operations	(39,990,951)	-	(39,990,951)
Other income (expense)	820,212	-	820,212
Net loss	$(39,919,532)	$(2,297,000)	$(42,216,532)
Net loss per share	$(0.08)	$(0.00)	$(0.01)
Weighted average shares outstanding	3,005,362,162	-	3,005,362,162

MOMENTOUS ENTERTAINMENT GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements September 30, 2017

NOTE 19 – RESTATEMENT (continued)

The impact on previously reported results of operations for the nine-month period ended September 30, 2017, is as detailed below:

	Originally Reported	Restatement Adjustment	Restated
Operations
Revenue	$135,661	$-	$135,661
Impairment of goodwill	-	2,297,000	2,297,000
Operating expenses	(1,369,102)	-	(1,369,102)
Loss from operations	(1,233,441)	(2,297,000)	(3,530,441)
Loss from discontinued operations	(40,780,852)	-	(40,780,852)
Other income (expense)	3,643,633	-	3,643,633
Net loss	$(38,370,660)	$(2,297,000)	$(40,667,660)
Net loss per share	$(0.03)	$(0.00)	$(0.03)
Weighted average shares outstanding	1,483,169,241	-	1,483,169,241

The impact on previously reported cash flows for the nine-month period ended September 30, 2017, is as detailed below:

	Originally Reported	Restatement Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$(1,233,441)	(2,297,000)	$(3,530,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Issued stock for services	483,737	-	483,737
Impairment of goodwill	-	2,297,000	2,297,000
Amortization of debt discount	527,893	-	527,893
Foreign currency gain	(3,122,343)	-	(3,122,343)
Change in deferred production costs	(4,139)	-	(4,139)
Change in prepaid assets and other assets	(163,141)	-	(163,141)
Change in accounts payable and accrued expenses	141,148	-	141,148
Change in value of derivative liability	3,267,260	-	3,267,260
Cash Flows Provided (Used) by Operating Activities	(103,026)	-	(103,026)
Cash Flows Provided (Used) by Investing Activities	(75,334)	-	(75,334)
Cash Flows Provided by Financing Activities	163,304	-	163,304
NET CHANGE IN CASH	(15,056)	-	(15,056)
Cash, beginning of period	15,704	-	15,704
Cash, end of period	$648	-	$648

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

Operating Plan

Momentous Entertainment Group, Inc. was founded by Kurt E. Neubauer as Financial Equity Partners, Inc., a Texas company, in 2004 and was incorporated as a C corporation under the laws of the State of Nevada as Momentous Entertainment Group, Inc. in November 2013. We had very limited activities until June 2011 when it started designing a detailed business plan focused on creating, producing and distributing quality entertainment content across various media channels utilizing direct response media marketing.

Momentous has engaged in a targeted roll up strategy that to date has been unsuccessful. We have attempted to target and acquire several business entities, several of which have, to date, been unsuccessful.

Our acquisition of Chimera Games has so far been the only successful acquisition. Accordingly, we have evolved into two segments: an online social media and creating, producing and distributing quality entertainment content across various media channels utilizing direct response media marketing.

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

Operations

A summary of operations for the nine-months ended September 30, 2017 and 2016 as follows:

	2017	2016

Operations:
Revenue	$135,661	$2,500
Impairment of goodwill	2,297,000	-
Operating expenses	1,369,102	542,062

Loss from operations	$(3,530,441)	$(539,562)

Loss from discontinued operations	(40,780,852)	-

Other Income (Expense)
Interest expense	(629,715)	(289,767)
Derivative liability gain (loss)	(1,297,560)	108,480
Debt discount amortization	(527,893)	-
Foreign Currency -Gain	6,098,801	-
Total Other Expense	3,643,633	(181,287)

Net loss	$(40,667,660)	$(720,849)

As of September 30, 2017, the Company earned advertising revenue from Chimera Games of $135,661 and expensed operating costs of web server expenses and programming fees and administrative costs of $1,369,102. The Company recorded impairment of goodwill for the disposition of Poolworks (Germany), Ltd of $2,297,000.  Administrative costs consist of office expenses, marketing expenses, merger and acquisition consultants, valuation consultants, audit, accounting and tax professional fees, travel fees, SEC and corporate and filing fees. The Company incurred interest expense of $629,715, (527,893) of debt discount on convertible promissory notes at September 30, 2017. The Company also incurred foreign currency gain of $6,098,801 at September 30, 2017.

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

Liquidity

Currently, the Company's operations have generated revenue. Additional cash received by the Company has come from loans and investors. Cash used in operations amounted to $103,026 and $184,405, and the Company had cash flow from investing activities of $75,334 and -0- for September 30, 2017 and 2016, respectively, During the third quarter, 2017 and 2016, $163,304 and $184,399 were provided by financing activities.

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

As of September 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2017 was not effective.

Our internal controls were not effective as we have historically not dedicated sufficient funds and other resources to our accounting and financial reporting functions. We currently see no imminent change in this situation.

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

December 4, 2017